Form 10QSB
period 1996-03-31
MIDDLE BAY OIL CO INC
filed 1996-05-15
CIK 903267

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB

          [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1996

                                    OR

         [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT
             For the transition period from ______ to _______

                        ---------------------------
                        Commission File No. 0-21702
                        ---------------------------

                       MIDDLE BAY OIL COMPANY, INC.
     (Exact name of small business issuer as specified in its charter)

                 ALABAMA                         63-1081013
       (State or other jurisdiction           (I.R.S. Employer
      of incorporation or organization)        Identification No.)

                         115 SOUTH DEARBORN STREET
                           MOBILE, ALABAMA 36602
                 (Address of principal executive offices)

                              (334) 432-7540
                        (Issuer's telephone number)

                                    N/A
           (Former Name, Former Address and Former Fiscal Year,
                       If Changed Since Last Report)


  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

              Common stock, $.02 par value
              1,318,917 shares as of April 30, 1996

Transitional Small Business Disclosure Format (check one)
                             Yes [ ]   No [X]

            Total number of sequentially numbered pages:

                       MIDDLE BAY OIL COMPANY, INC.

                                   INDEX


                                                            Page
                                                             No.

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Balance Sheets-
     March 31, 1996 and December 31, 1995 ...............     1
    Statements of Operations-
     Three months ended March 31, 1996 and 1995 .........     2
    Statements of Cash Flows-
     Three months ended March 31, 1996 and 1995 .........     3
    Notes to Financial Statements .......................     4

  Item 2.  Management's Discussion and Analysis
              or Plan of Operation ......................    12

  Item 6.  Exhibits and Reports on Form 8-K .............    16

PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIDDLE BAY OIL COMPANY, INC.
Balance Sheets

                                            (Unaudited)    (Audited)
                                              March 31    December 31
                                                1996         1995
                                            -----------   -----------
ASSETS

Current Assets
  Cash                                          $60,828      $80,791
  Notes and Accounts Receivable- Trade          714,314      880,715
  Other Current Assets                            8,729       52,785
                                                -------    ---------
    Total Current Assets                        783,871    1,014,291

Non-current Assets
  Notes Receivable- Stockholder (Note 2)        134,204      132,547
                                                -------      -------
                                                134,204      132,547
Property (At Cost) (Note 1)
  Oil and Gas (Successful Efforts Method)    11,498,431   11,400,288
  Real Estate-undeveloped                        55,217       54,414
  Furniture, Fixtures and Other (Note 2)        353,897      350,676
Accumulated Depreciation and Depletion       (4,240,380)  (3,976,923)
                                              ---------    ---------
                                              7,667,165    7,828,455

Other Assets                                      5,652        9,459

TOTAL ASSETS                                 $8,590,891   $8,984,752
                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Maturity of Long-term Debt (Note 3)  $810,995     $810,861
  Accounts Payable and Accrued Expenses         348,392      624,144
                                              ---------    ---------
Total Current Liabilities                     1,159,387    1,435,005

Long-term Debt                                3,992,578    4,195,391
Deferred Income Taxes (Note 5)                      495          495
Redeemable Common Stock (Note 4)                852,642      852,642

Commitments and Contingencies (Note 6)

Stockholders' Equity (Note 4)
  Common Stock, $.02 Par Value, 5,000,000
  Authorized, 1,318,917 Issued and
  Outstanding at March 31, 1996 and
  December 31, 1995                              26,378       26,378
  Paid-in-capital                             3,241,040    3,241,040
  Retained Earnings (Deficit)                  (681,628)    (766,199)
                                              ---------    ---------
Total Stockholders' Equity                    2,585,790    2,501,219

Total Liabilities and Equity                 $8,590,891   $8,984,752
                                              =========    =========

See Accompanying Notes.

Middle Bay Oil Company, Inc.
Statements of Operations
Unaudited

                                               Three Months Ended
                                              --------------------
                                              March 31     March 31
                                                1996         1995
                                              --------     --------
Revenue
  Oil and Gas Production                     $1,016,276     $713,471
  Interest                                        3,421        3,317
  Other                                          26,902       30,997
  Gain on Sale of Property                        3,031        9,081
                                              ---------      -------
Total Revenue                                 1,049,629      756,866
                                              ---------      -------

Costs and Expenses
  Well Operating                               $403,798     $263,634
  Depreciation, Depletion and
   Amortization                                 269,815      243,843
  Abandonment                                        -            -
  Interest                                      120,174      103,705
  General and Administrative                    171,271      174,906
                                                -------      -------
Total Expenses                                  965,058      786,088

Income (Loss) Before Income Taxes                84,572      (29,222)

Income Taxes                                         -            -
                                                 ------       ------

Net Income (Loss)                               $84,572     ($29,222)
                                                 ======       ======

Average Common Shares Outstanding             1,318,917    1,318,628
                                              =========    =========

Net Income (Loss) per Common Share                $0.06       ($0.02)
                                                   ====         ====

See Accompanying Notes.

Middle Bay Oil Company, Inc.
Statements of Cash Flows
Unaudited

                                               Three Months Ended
                                              --------------------
                                              March 31     March 31
                                                1996         1995
                                              --------     --------
Operating Activities
Net Income (Loss)                               $84,572     ($29,222)
Adjustments to Reconcile Net Income (Loss)
  To Net Cash Provided by Operating Activities
  Depletion, Depreciation and Amortization      269,815      243,843
  Changes in Current Assets and Liabilities:
    Accounts Receivable                         450,682     (132,826)
    Accounts Payable and Accrued Expenses      (515,972)     186,453
  Gain on Sale of Properties                     (3,031)      (9,080)
  Other Charges (Credits)                        (2,553)       1,693
                                                -------      -------
Net Cash Provided (Used) by Operating
  Activities                                    283,513      260,861

Investing Activities
  Proceeds from Sales of Properties              25,000       44,688
  Additions to Oil and Gas Properties          (121,473)  (3,232,208)
  Purchase of Equipment                               0       (4,060)
  Furniture, Fixtures and Other Assets           (2,666)     (12,172)
  Receipts from (Advances To) Stockholder        (1,657)      (1,838)
                                                -------    ---------
Net Cash Used by Investing
  Activities                                   (100,796)  (3,205,590)

Financing Activities
  Proceeds from Debt Issued                           0    5,628,000
  Principal Payments on Debt                   (202,680)  (2,639,420)
                                                -------    ---------
Net Cash Provided (Used ) by Financing
  Activities                                   (202,680)   2,988,580


Net Increase (Decrease) in Cash                 (19,963)      43,851
Cash- Beginning                                  80,791      183,516
                                                 ------      -------
Cash- Ending                                    $60,828     $227,367
                                                 ======      =======

Supplemental Cash Flow Information:
   Interest Paid in Cash                       $120,174     $103,705
                                                =======      =======

See Accompanying Notes.

                       MIDDLE BAY OIL COMPANY, INC.

                       Notes to Financial Statements
                          March 31, 1996 and 1995



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Middle Bay Oil Company, Inc. (the Company), an Alabama corporation, was formed in connection with a transaction (the Transaction) approved by the unitholders on December 22, 1992 to reorganize the business of Bay City Consolidated Partners, Ltd. (the Partnership) into the Company. The Partnership was formed in 1988 to succeed to the business of 10 affiliated oil and gas limited partnerships. The partnership was owned 95% by the limited partners and 5% by the general partner.

    Pursuant to the Transaction, the Partnership transferred substantially all its assets and liabilities to the Company on December 31, 1992 in exchange for subscribing to all the outstanding shares of the Company's common stock. The Partnership allocated 7.0 shares of the Company's common stock for each common unit. Concurrently, the Partnership distributed to its former unitholders, including the general partner, 7.0 shares of common stock for each common unit.

    BASIS OF PRESENTATION

    In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

    The accompanying financial statements have not been audited by an independent accountant. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    PRINCIPLES OF CONSOLIDATION

  The Transaction has been reflected in the accounts of the Company as a reorganization of entities under common control whereby the historical bases of the assets and liabilities of the Partnership are carried forward as the recorded bases for the Company.

    STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, the Company classifies all cash investments with original maturities of three months or less as cash.

    MARKETABLE SECURITIES

    Marketable securities held by the Company are categorized as available-for-sale in accordance with the provisions of SFAS No. 115. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

   Realized gains and losses and declines in value judged to be other-than-temporary are include in investment income.

    PROPERTIES

  The Company follows the "successful efforts" method of accounting for its oil an gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including developmental dry holes and related production facilities are capitalized.

    Depletion, depreciation and amortization of capitalized costs are computed separately for each property based on the unit-of-production method using only proved oil and gas reserves. In arriving at such rates, commercially recoverable reserves have been estimated by an independent
petroleum engineering firm.   If the capitalized costs of total proved
properties exceed the sum of undiscounted estimated future net revenues before income taxes from total proved reserves (determined on a field-by-field basis), such excess is charged to expense in the period in which it occurs and is not reinstated.

    With respect to normal dispositions, the cost of properties retired or otherwise disposed of, and the applicable accumulated depreciation, depletion and amortization are removed from the accounts, and the resulting profit or loss, if any, is reflected in current operations.

    SITE RESTORATION, DISMANTLEMENT & ABANDONMENT COSTS

    Site restoration, dismantlement and abandonment costs (P&A costs) include costs associated with dismantling and disposing of the facilities and equipment required to operate a well and restoring the well site to specified conditions. The Company develops specific estimates of its P&A costs based on consultations with its engineers and reevaluates such estimates annually. Estimated future P&A costs are accrued on a unit-of-production method based on proved reserves. As of March 31, 1996 and December 31, 1995, the P&A costs accrued were immaterial.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS #121) was issued in March 1995 and was adopted by the Company in the fourth quarter of 1995. This statement requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs.

  Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset. Any impairment provisions recognized in accordance with SFAS #121 are permanent and may not be restored in the future.

    PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost and depreciated on the accelerated method over the appropriate life of the property.

    INCOME TAXES

  The Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax laws or tax rates is recognized in income in the period that includes the enactment date.

(2)  RELATED PARTY TRANSACTIONS

    The Company has a receivable, including accrued interest, from Bay City Energy Group, Inc. (BCEG), a significant stockholder, as of March 31, 1996 and December 31, 1995 in the amount of $134,204 and $132,547, respectively.
 The note is secured by 75,000 shares of Company common stock with principal and accrued interest at 5% per annum due in full on January 1, 2001.

    In January, 1993, BCEG contributed computer equipment and software, office furnishings and equipment, maps, logs and other geological and engineering data to the Company in partial payment of the amount owed. In December, 1993, the Company purchased from BCEG land valued at $125,000 and fee minerals valued at $150,000. The land was sold in April, 1995.

    On December 31, 1995, BCEG contributed proved oil and gas reserves valued at $186,938 to the Company as partial payment on the amount owed. The reserves were evaluated on a basis similar to the evaluation of the Company's reserves as detailed in the Company's 1995 10-KSB Footnote 9.

    During the three months ended March 31, 1996 and 1995, BCEG did not make any payments and was not advanced any funds. Interest of $13,943 was accrued on the note at March 31, 1996.

(3)  LONG-TERM DEBT

                                         March 31       December 31
                                           1996             1995
                                         --------       -----------
Term note of $5,628,000, due
  February 1, 2002, secured by
  oil and gas properties, repay-
  able in monthly installments
  of $67,000 plus interest at
  1.5% over prime                       $4,657,000       $4,858,000

Note, due 1/1/99, secured by
  office building, repayable
  in monthly installments of
  $1,511 including interest
  at 7 3/4%                                146,573          148,252
                                         ---------        ---------
Total                                   $4,803,573       $5,006,252

Less current maturities                    810,995          810,861
                                         ---------        ---------

Long-term debt excluding
  current maturities                    $3,992,578       $4,195,391
                                         =========        =========

    The $5,628,000 note contains certain restrictive provisions, the most significant of which restricts additional borrowings, either directly or indirectly, and payment of dividends. At March 31, 1996, the Company was in compliance with all covenants specified in the term loan agreement.

(4)  STOCKHOLDERS' EQUITY

     On March 21, 1995 Middle Bay Oil Company, Inc. effected a one-for-two reverse stock split (share consolidation) of its capital stock, thereby changing the authorized shares of common stock from 10,000,000 shares of $.01 par value to 5,000,000 shares of $.02 par value. The issued and outstanding shares of common stock were reduced from 2,637,257 to 1,318,629 shares. Fractional shares resulting from the reverse split, 288 shares, were rounded up to whole shares and issued. The Company's authorized preferred shares were reduced from 5,000,000 shares of $.01 par value to 2,500,000 shares of
$.02 par value.  No preferred shares have been issued by the Company.   All
previous per share data have been restated to account for the reverse stock split. The reverse split was authorized by the shareholders of the Company at a special meeting held March 14, 1995.

     The Company has a contingent obligation to repurchase the 142,107 common shares of the Company issued in the Janex Acquisition, upon written notice delivered to the Company, beginning five years after the closing date and continuing for thirty days thereafter, at a price of $6.00 per share. This obligation shall terminate if the Company's stock trades at a share price of $8.00 or greater for twenty consecutive days during the thirty-six month period immediately preceding the first day of the fifth year after the closing date. The closing date of the Janex Acquisition was November 1, 1993. The value of the redeemable common stock at the $6.00 redemption price is shown in the balance sheet as Redeemable Common Stock. Note that the shares and price per share have been adjusted for the one-for-two reverse split effective March 21, 1995.

(5) INCOME TAXES

     The Company's income tax expense (benefit) for continuing operations consists of the following:

                                         Three Months Ended
                                      ------------------------
                                      March 31        March 31
                                        1996            1995
                                      --------        --------
     Current                         $    -          $   -
     Deferred                             -              -
                                      --------        --------

     Total                           $    -          $   -
                                      ========        ========

    The Company's net deferred tax liability at March 31, 1996 and December 31, 1995 are as follows:

                                     March 31       December 31
                                       1996            1995
                                     --------       -----------
     Deferred tax liability
       Oil and gas properties       $    495         $ 90,648
     Deferred tax asset                  -               -
     Valuation allowance                 -               -
                                     -------          -------

     Net deferred tax liability     $    495         $ 90,648
                                     =======          =======

    As of March 31, 1996, the Company had approximately $850,000 of operating loss carryforwards, with $432,000 expiring in 2009 and $418,000 expiring in 2010. As of December 31, 1995 the Company had $36,482 of AMT credit carryforwards and $22,000 of Section 29 tax credit carryforwards.

(6)  COMMITMENTS AND CONTINGENCIES

      The Company is obligated under the terms of certain operating leases for office equipment through December, 1997. Future minimum rental payments are approximately $9,774 in 1996 and $3,775 in 1997.

     The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

(7) SUBSEQUENT EVENTS

    On April 3, 1996, the Company entered into a Joint Expense and
Participation Agreement with Brigham Oil and Gas, L.P. which allows the
Company to participate in the drilling of eighty-seven (87) onshore wells in Texas and Oklahoma over the twelve-month period beginning April 1, 1996. The Company is committed to fund $1,500,000 in drilling costs over this twelve-month period.

Item 2.   Management's Discussion and Analysis or Plan of
          Operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operating activities for the three months ended March 31, 1996 of $283,513 increased $22,652 over the comparable 1995 period. The increase was due primarily to higher cash flow from increased production and higher oil and gas prices. The change in working capital decreased cash flow by $123,163 over the comparable 1995 period. The change in working capital was caused principally by timing differences in the payment of expenses and receipt of revenues. Cash flow from operations before working capital changes of $351,356 increased $145,815 over the comparable 1995 period. Additions to oil and gas properties were lower than the comparable period in 1995 due to only minimal acquisitions and drilling in 1996 compared to the P&P Acquisition which closed in February 1995. The decrease in the proceeds from debt issued was due to no debt-funded acquisitions in 1996 compared to the amendment to the Company's term note which allowed for the P&P Acquisition and the payoff of the remaining principal balance on the $3.8 million term note of $2,545,759, in the comparable period. The decrease in the amount of cash used for debt payments was due principally to only regular principal payments in 1996 compared to the payoff of the remaining principal balance on the $3.8 million term note of $2,545,759 in the comparable period.

     The Company's operating activities provided net cash of $283,513 for the three month period ended March 31, 1996. The sale of oil and gas properties in March, 1996 provided cash of $25,000. During this period, net cash from operations and cash from property sales were used principally for developmental drilling and workovers of approximately $124,000. These funds were spent on three projects; developmental drilling on one well in the Campbell Field in Major County, Oklahoma and one well in Rocky Mount Field in Louisiana and a workover in the Lea Field in Lea County, New Mexico. The well in the Lea Field is a major gas property of the Company which been shut-in for approximately twelve months. Amounts spent on debt retirement were regular monthly principal payments on the $5.6 million term note.

      The monthly principal payments on the Company's $3.8 million term note was amended on January 1, 1995 to reduce the monthly principal payments to $42,833 from $79,167. On February 23, 1995, the Bank issued $5,628,000 under a new term note to refinance the $3.8 million term note and to finance the P&P Acquisition. The net effect on monthly principal payments of the refinancing of the $3.8 million term note and the P&P Acquisition was an increase of $24,167, the difference between $42,833 and 67,000. The new term note is being repaid over seven (7) years at prime plus 1.5%.

     The Company had current assets of $783,871 and current liabilities of $1,159,387 which resulted in working capital deficit of $375,516 as of March 31, 1996. This was a decrease of $45,198 in the working capital deficit of $420,714 as of December 31, 1995. The deficit decreased primarily due to cash proceeds from property sales and increased cash flow from oil and gas production offset partially by cash being spent on long-term debt retirement and workovers and developmental drilling. The Company's current ratio of 2.25, calculated under the terms of the Credit Agreement which excludes stockholder receivables and debt due under the Credit Agreement, was in excess of the 0.50 to 1.00 required.

     In general, because the Company's principal natural gas and oil reserves are depleted by production, its success is dependent upon the results of its development, acquisition and exploration activities. The Company's strategy is to enhance and exploit its existing properties for reserves and to invest in a limited amount of developmental drilling prospects. The Company expects to incur a total of approximately $600,000 in capital expenditures over the next three months; $100,000 to invest in development projects on certain of its existing wells and $500,000 in exploration projects in the Joint Participation Agreement with Brigham Oil and Gas, L.P., discussed more fully in the 8-K filed by the Company on April 29, 1996. These projects will be funded by internally-generated cash flows, proceeds from property sales and bank debt.

    In connection with the issuance of 142,107 shares of common stock in the Janex Acquisition, the Company has a contingent obligation to repurchase the shares, upon written notice delivered to the Company, beginning five years after the Closing Date and continuing for thirty days thereafter, at a price of $6.00 per share. This contingent obligation shall terminate if the Company's stock trades at a share price of $8.00 or greater for twenty consecutive days during the thirty-six month period immediately preceding the first day of the fifth year after the Closing Date. The closing date of the Janex Acquisition was November 1, 1993. The redemption value of $852,642 is shown in the Balance sheet as Redeemable Common Stock. If the trading market for the Company's stock does not meet the trading limits stated above over the three year period beginning November 1, 1995 through October 31, 1998, the Company will have to redeem the shares of stock from the original owners upon written request at $6.00 per share beginning November 1, 1998 and ending November 30, 1998. The Company is unable to determine at this time if it will have to redeem any or all of the shares issued. Depending on the number of shares the Company may have to redeem, the redemption will be financed through internal cash flow or by debt financing. The redemption, if any, is not expected to have a material adverse affect on the operations of the Company. If the Company has to redeem the entire amount, the redemption could have an adverse affect on the financial position of the Company. Over the period November 1, 1995 to March 31, 1996, the trading range of the Company's common stock has been $4.125 to $2.75.

     The Company's liquidity position and current and anticipated cash flows from operations remain adequate for its general requirements. However, because future cash flows and the availability of financing are subject to a number of variables, such as the level of production and prices received for gas and oil, there can be no assurance that the Company's capital resources will be sufficient to maintain planned levels of capital expenditures.

CURRENT ACTIVITIES

     As of May 7, 1996 there were two exploratory wells and two developmental wells drilling under the Brigham Agreement. The workover on the N. Lea Federal is in process as of May 7, 1996.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     Total revenues for the three months ended March 31, 1996 of $1,049,629 were $292,763 higher than the same period in 1995. The increase in total revenues was due primarily to higher oil and gas revenues of $302,805, consisting primarily of a $118,980 increase in oil revenues and a $155,851 increase in gas revenues. The increase in oil and gas revenues was primarily the result of the Company's increased oil and gas asset base and consequent increase in production. Production of oil and gas for the three month period increased 26% and 9%, respectively, over the comparable 1995 period. A portion of the increased oil and gas production was due to the increased production from the Parker & Parsley Acquisition ("P&P Acquisition"). The P&P Acquisition closed February 23, 1995 with an effective date of March 1, 1995 and one month of the P&P Acquisition production was included in the income statement for the first quarter of 1995. During the three month period ended March 31, 1996, the Company sold 27,735 barrels of oil and 241,497 Mcf of gas, as compared to 22,008 barrels and 222,120 Mcf for the comparable 1995 period. The price received on the gas sold in 1996 of $2.13 per Mcf was higher than the $1.62 per Mcf received in the comparable 1995 period. Oil prices in 1996 of $17.01 per barrel were higher than the $16.03 per barrel received in 1995. The increase in total revenues of $292,763 was greater than the increase in total expenses of $179,050. Increases in interest expense, lease operating expense and depreciation and depletion expense were experienced in 1996 as compared to 1995. Increases in lease operating expenses and depletion accounted for approximately 92% of the total expense increase. Lease operating expenses increased by $140,164 due principally to expenses on acquired properties. Depletion expense increased by $30,025 while depreciation expense decreased by $4,053, due to additional depletion on the acquired properties and lower depreciation on lease and well equipment and corporate office furniture and fixtures which are depreciated on the accelerated method which declines over the useful life of the asset. General and administrative expenses decreased by $3,635, due primarily to lower legal and accounting expenses and lower miscellaneous expenses.

   The increase in revenue was greater than the increase in expense and resulted in operating income of $84,572 versus an operating loss of $29,222 for the comparable period.

     The Company reported net income of $84,572 for the three months ended March 31, 1996 versus a net loss of $29,222 for the comparable 1995 period.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

  (b)    On April 29, 1996, the Company filed a report on Form 8-K under
Item 5 reporting the signing of the Joint Expense and Participation Agreement with Brigham Oil and Gas, L.P., on April 3, 1996 which allows the Company to participate in the drilling of eighty-seven (87) onshore wells in Texas and Oklahoma over the twelve month period beginning April 1, 1996. The Company has committed to fund $1.5 million in drilling costs under this agreement.

                                SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MIDDLE BAY OIL COMPANY, INC.
                                      (Registrant)


  Date:  May 7, 1996        By:       John J. Bassett
                                  ------------------------------------
                                    John J. Bassett
                                    President and
                                    Chief Executive Officer


  Date:  May 7, 1996        By:       Frank C. Turner, II
                                  ------------------------------------
                                    Frank C. Turner II
                                    Vice-President and
                                    Chief Financial Officer

                               EXHIBIT INDEX
                               -------------

    Exhibit No.                         Description
    ----------          --------------------------------------------

        27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.