Form 10QSB
period 1996-06-30
MIDDLE BAY OIL CO INC
filed 1996-08-19
CIK 903267

     U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549


     FORM 10-QSB

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

     OR

     [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT
     For the transition period from ______ to _______

     Commission File No. 0-21702

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

Common stock, $.02 par value
                    1,318,917 shares as of July 31, 1996

Transitional Small Business Disclosure Format (check one)
                       Yes [ ]  No [X]

MIDDLE BAY OIL COMPANY, INC.

     INDEX

Part I.  Financial Information

  Item 1.  Financial Statements

   Balance Sheets-
      June 30, 1996 and December 31, 1995 ...............
   Statements of Operations-
      Six months ended June 30, 1996 and 1995 ...........
   Statements of Cash Flows-
      Six months ended June 30, 1996 and 1995 ...........
   Notes to Financial Statements ........................

  Item 2.  Management's Discussion and Analysis
              or Plan of Operation ......................


Part II.  Other Information

  Item 4. Submission of Matters to a Vote of
             Security Holders ...........................

  Item 6. Exhibits and Reports on Form 8k ...............

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

MIDDLE BAY OIL COMPANY, INC.
BALANCE SHEETS

 	   	                                              (UNAUDITED)     (AUDITED)
                                                      JUNE 30,	    DECEMBER 31,
	                                                       1996	          1995
                                                      --------      --------
ASSETS

CURRENT ASSETS
  CASH	                                                $493,22       $80,791
  NOTES AND ACCOUNTS RECEIVABLE-TRADE	                  783,25       880,715
  OTHER CURRENT ASSETS	                                  6,452        52,785
                                                     ---------     ---------
    TOTAL CURRENT ASSETS	                            1,282,932     1,014,291

NON-CURRENT ASSETS
  NOTES RECEIVABLE- STOCKHOLDER (NOTE 2)	              135,861       132,547
                                                     ---------     ---------
	                                                      135,861       132,547
PROPERTY (AT COST) (NOTE 1)
  OIL AND GAS (SUCCESSFUL EFFORTS METHOD)	           11,973,46	   11,400,288
  REAL ESTATE-UNDEVELOPED	                                   0	       54,414
  FURNITURE, FIXTURES AND OTHER (NOTE 2)	              355,738       350,676
ACCUMULATED DEPRECIATION AND DEPLETION	             (4,412,648)   (3,976,923)
                                                     ---------     ---------
	                                                    7,916,550	    7,828,455

OTHER ASSETS	                                            4,304         9,459
                                                     ---------     ---------

TOTAL ASSETS	                                       $9,339,647    $8,984,752
                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT MATURITY OF LONG-TERM DEBT (NOTE 3)	        $221,400      $810,861
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES	               299,059       624,144
                                                      --------      --------
TOTAL CURRENT LIABILITIES	                             520,459     1,435,005

LONG-TERM DEBT	                                      5,064,226     4,195,391
DEFERRED INCOME TAXES (NOTE 5)	                            495	          495
REDEEMABLE COMMON STOCK (NOTE 4)	                      677,965       852,642

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY (NOTE 4)
  COMMON STOCK, $.02 PAR VALUE, 5,000,000
  AUTHORIZED, 1,318,917 ISSUED AND
  OUTSTANDING AT JUNE 30, 1996 AND
  DECEMBER 31, 1995	                                    26,378	       26,378
  PAID-IN-CAPITAL	                                   3,415,717     3,241,040
  RETAINED EARNINGS (DEFICIT)	                        (297,553)     (766,199)
  LESS COST OF TREASURY STOCK;
    21,773 SHARES AT JUNE 30, 1996	                    (68,040)         -
                                                     ---------     ---------
TOTAL STOCKHOLDERS' EQUITY	                          3,076,502     2,501,219

TOTAL LIABILITIES AND EQUITY	                       $9,339,647    $8,984,752
                                                     =========     =========

See accompanying notes.

MIDDLE BAY OIL COMPANY, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

           		                     THREE MONTHS ENDED       SIX MONTHS ENDED
                               ------------------------ ----------------------
	                               JUNE 30,	     JUNE 30,	   JUNE 30,     JUNE 30,
	                                1996          1995        1996          1995
                                --------      --------    --------     --------
REVENUE
  OIL AND GAS PRODUCTION	     $1,066,862      $935,151	  $2,083,138   $1,648,622
  INTEREST	                        2,769	        2,561        6,190        5,877
  OTHER	                         305,215        34,905      332,117       65,902
  GAIN ON SALE OF PROPERTY	       34,783	       65,171       37,814       74,252
                               ---------     ---------    ---------    ---------
TOTAL REVENUE	                 1,409,629     1,037,788    2,459,259    1,794,653
                               ---------     ---------    ---------    ---------
COSTS AND EXPENSES
  WELL OPERATING	               $367,772	     $418,602     $771,570      $682,236
  DEPRECIATION, DEPLETION AND
   AMORTIZATION	                 269,815       321,116      539,630       564,959
  ABANDONMENT	                    91,535          -	         91,535          -
  INTEREST	                      126,816	      147,793      246,990       251,498
  GENERAL AND ADMINISTRATIVE	    169,616       188,454      340,887       363,360
                               ---------     ---------    ---------     ---------
TOTAL EXPENSES	                1,025,554     1,075,965    1,990,612     1,862,053

INCOME (LOSS) BEFORE INCOME
 TAXES	                          384,075       (38,177)     468,647       (67,400)

INCOME TAXES	                       -	            -	           -	            -
                               ---------     ---------    ---------     ---------

NET INCOME (LOSS)	              $384,075	     ($38,177)    $468,647       ($67,400)
                               =========     =========    =========     =========

AVERAGE COMMON SHARES
 OUTSTANDING	                  1,318,917      1,318,917	  1,318,917     1,318,917

NET INCOME (LOSS) PER
 COMMON SHARE	                     $0.29         ($0.03)	     $0.36        ($0.05)


See accompanying notes.

MIDDLE BAY OIL COMPANY, INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED
UNAUDITED

	                                                      JUNE 30,     JUNE 30,
	                                                        1996         1995
                                                       --------     --------
OPERATING ACTIVITIES
NET INCOME (LOSS)	                                     $468,647     ($67,400)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  DEPLETION, DEPRECIATION AND AMORTIZATION              539,630      564,959
  CHANGES IN CURRENT ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE	                                381,788     (465,783)
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES	             (565,311)     (20,096)
  GAIN ON SALE OF PROPERTIES	                           (37,814)     (74,252)
  OTHER CHARGES (CREDITS)	                                 (507)       2,245
                                                        -------      -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	       786,433      (60,327)

INVESTING ACTIVITIES
  PROCEEDS FROM SALES OF PROPERTIES	                     40,000      485,728
  ADDITIONS TO OIL AND GAS PROPERTIES	                 (690,687)  (2,965,548)
  PURCHASE OF EQUIPMENT	                                 (1,827)      (4,802)
  FURNITURE, FIXTURES AND OTHER ASSETS	                  (4,507)     (13,072)
  PROCEEDS FROM SALE OF REAL ESTATE	                     75,000         -
  RECEIPTS FROM (ADVANCES TO) STOCKHOLDER	               (3,314)     (22,160)
                                                        -------    ---------
NET CASH USED BY INVESTING ACTIVITIES	                 (585,335)  (2,519,854)

FINANCING ACTIVITIES
  PROCEEDS FROM DEBT ISSUED	                            483,766    5,628,000
  PRINCIPAL PAYMENTS ON DEBT	                          (204,393)  (2,942,007)
  PURCHASE OF STOCK FOR TREASURY	                       (68,040)        -
                                                        -------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES	              211,333    2,685,993

NET INCREASE IN CASH	                                   412,431      105,812
CASH - BEGINNING	                                        80,791      183,516
                                                        -------    ---------
CASH - ENDING	                                         $493,222     $289,328

SUPPLEMENTAL CASH FLOW INFORMATION:
   INTEREST PAID IN CASH	                              $246,990     $251,498
                                                       ========     ========

See accompanying notes.

MIDDLE BAY OIL COMPANY,  INC.

Notes to Financial Statements
June 30, 1996 and 1995


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

    Basis of Presentation

     In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995.

    The accompanying financial statements have not been audited by an inde-pendent accountant. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

     Marketable Securities

     Marketable securities held by the Company are categorized as available-for-sale in accordance with the provisions of SFAS No. 115. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of
stockholders' equity.   Realized gains and losses and declines in value judged
to be other-than-temporary are included in investment income.

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

     Site Restoration, Dismantlement & Abandonment Costs

     Site restoration, dismantlement and abandonment costs (P&A costs) include costs associated with dismantling and disposing of the facilities and equipment required to operate a well and restoring the well site to specified conditions. The Company develops specific estimates of its P&A costs based on consultations with its engineers and reevaluates such estimates annually. Estimated future P&A costs are accrued on a unit-of-production method based on proved reserves. As of June 30, 1996 and December 31, 1995, the P&A costs accrued were immaterial.

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

Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the estimated fair value of the asset. Any impairment provisions recognized in accordance with SFAS #121 are permanent and may not be restored in the future
Property and Equipment

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

     Stock-based Compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based compensation plans. Effective for fiscal years beginning after December 15, 1995, the statement provides the option to continue under the accounting provisions of APB Opinion 25, while requiring pro forma footnote disclosures of the effects on net income and earnings per share, calculated as if the new method had been implemented. The Company has adopted the financial reporting provisions of SFAS No. 123 for 1996, but will continue under the accounting provisions of APB Opinion 25.

(2)  RELATED PARTY TRANSACTIONS

     The Company has a receivable, including accrued interest, from Bay City Energy Group, Inc. (BCEG), a significant stockholder, as of June 30, 1996 and December 31, 1995 in the amount of $135,861 and $132,547, respectively. The note is secured by 75,000 shares of Company common stock with principal and accrued interest at 5% per annum due in full on January 1, 2001.

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

     During the six months ended June 30, 1996 and 1995, BCEG did not make any payments and was not advanced any funds. Interest of $17,612 was accrued on the note at June 30, 1996.

(3)  LONG-TERM DEBT

                                             June 30,       December 31,
                                               1996             1995
                                             --------       ------------
Convertible Loan of $6,000,000 due
  March 31, 1997, secured by oil and
  gas properties, monthly payments of
  interest only at 1.5% over prime,
  convertible into a 72 month term
  note on March 31, 1997                    $5,140,766           --

Term note of $5,628,000, due February 1,
  2002, secured by oil and gas properties,
  repayable in monthly installments of
  $67,000 plus interest at 1.5% over
  prime                                          --          4,858,000

Note, due 1/1/99, secured by office
  building, repayable in monthly
  installments of $1,511 including
  interest at 7 3/4%                           144,860         148,252
                                             ---------       ---------

         Total                              $5,285,626      $5,006,252

Less current maturities                        221,440         810,861
                                             ---------       ---------

Long-term debt excluding current
  maturities                                $5,064,226      $4,195,391
                                             =========       =========

    The $6,000,000 convertible loan contains certain restrictive provisions, the most significant of which restricts additional borrowings, either directly or indirectly, and payment of dividends. At June 30, 1996, the Company was in compliance with all covenants specified in the convertible loan agreement.

(4)  STOCKHOLDERS' EQUITY

     On May 31, 1996, the Board of Directors granted options to acquire 125,000 shares of Company common stock under the 1995 Stock Option and Stock Appreciation Rights Plan to key employees and non-employee directors. All of the options vested on the grant date of May 31, 1996 with an exercise price of $2.50 per share, which was equal to the fair market value of common stock on the date of grant. The options expire ten years from the date of grant if not exercised.

     On April 1, 1996, the Board of Directors authorized the repurchase of up to $100,000 of Company common stock at a price per share not to exceed $3.25, exclusive of brokerage costs. As of June 30, 1996 the Company had purchased 21,772.75 shares of common stock at a cost of $68,040.

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

    The Company has a contingent obligation to repurchase the 142,107 common shares of the Company issued in 1993 in connection with an asset acquisition (the "Janex Acquisition"), upon written notice delivered to the Company, beginning five years after the closing date and continuing for thirty days thereafter, at a price of $6.00 per share. This obligation shall terminate if the Company's stock trades at a share price of $8.00 or greater for twenty consecutive days during the thirty-six month period immediately preceding the first day of the fifth year after the closing date. The closing date of the Janex Acquisition was November 1, 1993. The value of the redeemable common stock at the $6.00 redemption price is shown in the balance sheet as Redeemable Common Stock. As of June 30, 1996, 29,112.75 shares of Company common stock subject to the repurchase obligation have been sold, of which 21,772.75 shares were purchased by the Company.

(5)  INCOME TAXES

    The Company's income tax expense (benefit) for continuing operations consists of the following:

                                        Six Months Ended
                                      June 30,     June 30,
                                        1996         1995
                                      -------      -------
     Current                         $    -       $    -
     Deferred                             -            -
                                      -------      -------

     Total                           $    -       $    -
                                      =======      =======

     The Company's net deferred tax liability at June 30, 1996 and December 31, 1995 are as follows:

                                             June 30,   December 31,
                                               1996        1995
                                             -------    -----------
     Deferred tax liability
       Oil and gas properties               $    495    $ 90,648
     Deferred tax asset                          -          -
     Valuation allowance                         -          -
                                             -------     -------

     Net deferred tax liability             $    495    $ 90,648
                                             =======     =======

     As of June 30, 1996, the Company had approximately $850,000 of operating loss carryforwards, with $432,000 expiring in 2009 and $418,000 expiring in 2010. As of December 31, 1995 the Company had $36,482 of AMT credit carryforwards and $22,000 of Section 29 tax credit carryforwards.

(6)  COMMITMENTS AND CONTINGENCIES

    The Company is obligated under the terms of certain operating leases for office equipment through December, 1997. Future minimum rental payments are approximately $9,774 in 1996 and $3,775 in 1997.

    On April 3, 1996, the Company entered into a Joint Expense and Participa-tion Agreement with Brigham Oil and Gas, L.P. which allows the Company to participate in the drilling of eighty-seven (87) onshore wells in Texas and Oklahoma over the twelve month period beginning April 1, 1996. The Company is committed to fund $1,500,000 in drilling costs over this twelve month period. As of June 30, 1996, the Company had advanced $492,150 in drilling and completion costs to Brigham Oil and Gas, L.P. The amount required to be deposited into the escrow account at July 1, 1996 is $400,217 which covers estimated drilling and completion costs for the period July 1 to September 30. At June 30, 1996, $320,000 of cash on hand consists of cash that has been escrowed for the July 1 to September 30 drilling and completion costs.

   The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

    Cash flow from operating activities for the six months ended June 30, 1996 of $786,433 increased $846,760 over the comparable 1995 period. The increase was due primarily to higher oil and gas prices, working capital changes and cash from the settlement of a gas contract. Oil and gas prices increased 11% and 41%, respectively, while oil production increased only 2% and gas production decreased 2%. The change in working capital increased cash flow by $299,604 over the comparable 1995 period. The change in working capital was caused principally by timing differences in the payment of expenses and receipt of revenues. In June, the Company received $262,525, which represents the Company's share of a partial distribution from a gas contract settlement with Columbia Gas Transmission Corporation. Cash flow from operations before working capital changes of $970,463 increased $547,156 over the comparable 1995 period. Additions to oil and gas properties were lower than the comparable period in 1995 due to only minimal acquisitions and drilling in 1996 compared to the P&P Acquisition which closed in February 1995. The decrease in the proceeds from debt issued was due to only an advance for drilling in 1996 compared to the amendment to the Company's term note which allowed for the P&P Acquisition and the payoff of the remaining principal balance on the $3.8 million term note of $2,545,759, in the comparable period. The decrease in the amount of cash used for debt payments was due principally to only regular principal payments through March 31, 1996 and no principal payments from April 1 to June 30, 1996 compared to the payoff of the remaining principal balance on the $3.8 million term note of $2,545,759 in the comparable period.

    The Company's operating activities provided net cash of $786,433 for the six month period ended June 30, 1996. Sales of minor oil and gas properties in March and June provided cash of $40,000. The sale in June of real estate located on Bayou Coden provided cash of $75,000. During this period, net cash from operations and cash from property sales were used principally for exploratory and developmental drilling of $609,000 and workovers of $81,000. Approximately $401,000 of the $609,000 spent on exploratory and developmental drilling was for completed wells and wells in progress through the participation agreement with Brigham Oil and Gas, L.P. (the "Brigham Agreement"). The Company incurred an additional $91,000 in dry hole costs attributable to wells in the Brigham Agreement. The majority of the remaining funds were spent on four projects, all of which were completed as of June 30; developmental drilling on one well in the Campbell Field in Major County, Oklahoma, one developmental well in Rocky Mount Field in Louisiana, one developmental well in Lake Trammel Field and a workover on one well in the Lea Field in Lea County, New Mexico. Lake Trammel and Lea Field are major properties of the Company. Of the $81,000 spent on workovers, approximately $40,000 was spent on purchasing and installing downhole pumps on two wells in the Tulk Field in Lea County, New Mexico. The remaining $41,000 was spent on several different properties. Amounts spent on debt retirement represent three months of principal payments on the $5.6 million term note. The principal payments on the $5.6 million term note were suspended when the Company converted the term note to a revolving line-of-credit on April 3, 1996.

    The monthly principal payment on the Company's $3.8 million term note was amended on January 1, 1995 to reduce the monthly principal payment to $42,833 from $79,167. On February 23, 1995, the Bank issued $5,628,000 under a new term note to refinance the $3.8 million term note and to finance the P&P Acquisition. The new term note matured in seven years and required monthly principal payments of $67,000 plus interest at prime plus 1.5%. On April 3, 1996, the Bank converted the new term note into a $6.0 million, one-year, revolving line-of-credit (the "Revolver"), effective April 1, 1996. The Revolver requires monthly payments of interest only at prime plus 1.5% and converts into a term note payable in seventy-one consecutive equal monthly principal and interest payments at prime plus 1.5%, with the remaining principal and interest payment due on March 31, 2003.

     At the time of the conversion, the principal balance of the $5.628 million term note was $4.657 million. The Bank advanced the Company $483,766 on April 3, which resulted in a Revolver principal balance of $5.14 million. The Company can be advanced a maximum of $6.0 million on the Revolver, based on the Bank's engineer's or any other independent engineer's redetermination of the Borrowing Base, using the Bank's pricing and discount factors and the future net revenue expected to be produced from the Company's oil and gas reserves.

    The Company had current assets of $1,282,932 and current liabilities of $520,459 which resulted in working capital of $762,473 as of June 30, 1996. This was an increase of $1,183,187 from the working capital deficit of $420,714 as of December 31, 1995. Working capital increased primarily due to cash proceeds from the gas contract settlement, increased cash flow from oil and gas production and suspension of monthly principal payments on the Term Note offset partially by amounts spent on exploratory and developmental drilling. The Company's current ratio of 4.29, calculated under the terms of the Credit Agreement which excludes stockholder receivables and debt due under the Credit Agreement, was in excess of the 0.90 to 1.00 required.

    At June 30, 1996 seventeen wells had been spudded under the Brigham Agreement. Of these seventeen wells, four were completed, seven were dry holes and six were drilling. Oil and gas sales and lease operating expenses on the four completed wells for the six months ended June 30, 1996 was immaterial. At August 5, 1996, of these seventeen wells, six were completed, ten were dry holes and one was drilling. The amount to be escrowed for drilling under the Brigham Agreement for the period July 1 to September 30 is $400,217. The advances to Brigham for the actual July and August drilling was $204,511 and $73,003, respectively.

    In general, because the Company's principal natural gas and oil reserves are depleted by production, its success is dependent upon the results of its development, acquisition and exploration activities. The Company's strategy is to enhance and exploit its existing properties for reserves, to invest in exploratory and developmental drilling prospects and to acquire reserves. The Company expects to incur a total of approximately $600,000 in capital expenditures over the next three months; $100,000 to invest in development projects on certain of its existing wells and $500,000 in exploration projects in the Brigham Agreement. These projects will be funded by internally-generated cash flows, proceeds from property sales and bank debt.

   In connection with the issuance of 142,107 shares of common stock in the Janex Acquisition, the Company has a contingent obligation to repurchase the shares, upon written notice delivered to the Company, beginning five years after the Closing Date and continuing for thirty days thereafter, at a price of $6.00 per share. This contingent obligation shall terminate if the Company's stock trades at a share price of $8.00 or greater for twenty consecutive days during the thirty-six month period immediately preceding the first day of the fifth year after the Closing Date. The closing date of the Janex Acquisition was November 1, 1993. The redemption value is shown in the Balance sheet as Redeemable Common Stock. If the trading market for the Company's stock does not meet the trading limits stated above over the three year period beginning November 1, 1995 through October 31, 1998, the Company will have to redeem the shares of stock from the original owners upon written request at $6.00 per share beginning November 1, 1998 and ending November 30, 1998. The Company is unable to determine at this time if it will have to redeem any or all of the shares issued. Depending on the number of shares the Company may have to redeem, the redemption will be financed through internal cash flow or by debt financing. The redemption, if any, is not expected to have a material adverse affect on the operations of the Company. If the Company has to redeem the entire amount, the redemption could have an adverse affect on the financial position of the Company. Over the period November 1, 1995 to June 30, 1996, the trading range of the Company's common stock has been $4.125 to $2.50. During the second quarter of 1996, the Company purchased 21,772.75 shares and the original owners sold 7,340 shares of Company common stock subject to the repurchase obligation. The Company may purchase additional shares subject to the repurchase obligation in the future.

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

Current Activities

    As of August 5, 1996 there were five exploratory wells drilling under the Brigham Agreement.

Results of Operations

    Three Months Ended June 30, 1996 and 1995

    Total revenues for the three months ended June 30, 1996 of $1,409,629 were $371,841 higher than the same period in 1995. The increase in total revenues was due primarily to higher oil and gas revenues of $131,711 and a gas contract settlement of $263,000. The increase in oil and gas revenues consisted primarily of a $2,312 increase in oil revenues and a $127,819 increase in gas revenues. The increase in oil and gas revenues was the result of higher oil and gas prices. Production of oil and gas decreased 14% and 11%, respectively, over the comparable 1995 period. The primary reason for the production decrease was the previous year's minor property sale which was effective June 1995. During the three month period ended June 30, 1996, the Company sold 29,492 barrels of oil and 231,463 Mcf of gas, as compared to 34,312 barrels and 259,793 Mcf for the comparable 1995 period. The price received on the gas sold in 1996 of $2.12 per Mcf was higher than the $1.39 per Mcf received in the comparable 1995 period. Oil prices in 1996 of $19.58 per barrel were higher than the $16.66 per barrel received in 1995.

  Total expenses decreased by $50,411 over the comparable 1995 period. Decreases in interest expense, lease operating expense, general and administrative expense and depreciation and depletion expense were experienced in 1996 as compared to 1995. The increase in dry hole costs of $91,535 is due to dry hole costs associated with the Brigham Agreement in 1996 versus no dry hole costs in the comparable 1995 period. Interest expense was $20,977 lower due primarily to lower principal balances and lower rates. Lease operating expenses decreased by $50,830 due principally to lower expenses on existing properties and sold properties. A one-time credit on a major property resulted in a $58,000 decrease in lease operating expenses over the comparable period. Depletion expense decreased by $51,301 while depreciation expense decreased by $4,726. Depletion was lower due to sold properties and lower depletion on existing properties. Depreciation was lower due to minimal asset additions and lower depreciation on lease and well equipment and corporate office furniture and fixtures which are depreciated on the accelerated method which declines over the useful life of the asset. General and administrative expenses decreased by $18,838, due primarily to lower SEP contribution of $25,000 and lower miscellaneous expenses of $9,700 offset partially by higher travel expenses of $9,400.

The Company reported operating income of $384,075 for the three months ended June 30, 1996 versus an operating loss of $38,177 for the comparable period. If the income from the gas contract settlement is excluded, operating income would have been $121,075.

     The Company reported net income of $384,075 for the three months ended June 30, 1996 versus a net loss of $38,177 for the comparable 1995 period.

      Six Months Ended June 30, 1996 and 1995

      Total revenues for the six months ended June 30, 1996 of $2,459,259 were $664,606 higher than the same period in 1995. The increase in total revenues was due primarily to higher oil and gas revenues of $434,516 and a gas contract settlement of $263,000. The increase in oil and gas revenues consisted primarily of a $121,293 increase in oil revenues and a $283,669 increase in gas revenues. The increase in oil and gas revenues was the result of higher oil and gas prices. Production of oil increased 2% and production of gas decreased 2%, over the comparable 1995 period. The primary reason for the production decrease was the minor property sale which was effective June 1995; production on existing properties increased over the comparable 1995 period. During the six month period ended June 30, 1996, the Company sold 57,226 barrels of oil and 472,960 Mcf of gas, as compared to 56,320 barrels and 481,912 Mcf for the comparable 1995 period. The price received on the gas sold in 1996 of $2.12 per Mcf was higher than the $1.50 per Mcf received in the comparable 1995 period. Oil prices in 1996 of $18.27 per barrel were higher than the $16.41 per barrel received in 1995.

    Total expenses increased by $128,559 over the comparable 1995 period. Higher lease operating and dry hole expenses offset lower depletion, depreciation, interest and general and administrative expenses. Lease operating expenses increased by $89,334 due principally to higher expenses on existing properties offset partially by sold properties. Dry hole costs increased by $91,535 due to dry holes associated with the Brigham Agreement versus no dry hole costs in the comparable 1995 period. Depletion expense decreased by $16,550 while depreciation expense decreased by $8,779. Depletion was lower due to sold properties and lower depletion on existing properties. Depreciation was lower due to minimal asset additions and lower depreciation on lease and well equipment and corporate office furniture and fixtures which are depreciated on the accelerated method which declines over the useful life of the asset. Interest expense was $4,508 lower due primarily to lower principal balances and lower rates. General and administrative expenses decreased by $22,473, due primarily to lower SEP contribution of $25,000 and lower miscellaneous expenses of $25,000 offset partially by higher travel expenses of $20,800 and higher stock exchange related expenses of $11,200.

The Company reported operating income of $468,647 for the six months ended June 30, 1996 versus an operating loss of $67,400 for the comparable period. If the income from the gas contract settlement is excluded, operating income would have been $205,647.

     The Company reported net income of $468,647 for the six months ended June 30, 1996 versus a net loss of $67,400 for the comparable 1995 period.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 10, 1996 a proxy was mailed to shareholders of record on May 1, 1996 soliciting their vote at the Annual Meeting of Shareholders of the Company on May 31, 1996. The following matters were submitted to a vote of shareholders (Shares Eligible to Vote: 1,318,917; Shares Voted 839,740):

     1.  Election of Directors

    Messrs. Edward P. Turner, Jr., John J. Bassett, Frank C. Turner II, Frank
E. Bolling, Jr. and C. Noell Rather were elected to serve on the Board of Directors until the next Annual Meeting of Shareholders.

                            For       Without Authority
       All Nominees       835,599           4,141

     2.  Ratification of Auditors

    Schultz Watkins & Company was approved as the Company's independent accountant for 1996.

                            For       Against       Abstain
                          825,648        0           14,092


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

    (a)   Exhibits - None

    (b)   Reports on Form 8-K - None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MIDDLE BAY OIL COMPANY, INC.
                                        (Registrant)


Date:  August 7, 1996                   By:    /s/ John J. Bassett
                                           ---------------------------------
                                           John J. Bassett
                                           President and
                                           Chief Executive Officer


Date:  August 7, 1996                   By:  /s/ Frank C. Turner, II
                                           --------------------------------
                                           Frank C. Turner II
                                           Vice-President and
                                           Chief Financial Officer