Form 10QSB
period 1996-09-30
MIDDLE BAY OIL CO INC
filed 1996-11-14
CIK 903267

     U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549


     FORM 10-QSB

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

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

Common stock, $.02 par value
1,289,805 shares as of October 31, 1996

Transitional Small Business Disclosure Format (check one)
                       Yes [ ]  No [X]

MIDDLE BAY OIL COMPANY, INC.

     INDEX

Part I.  Financial Information

  Item 1.  Financial Statements

   Balance Sheets-
      September 30, 1996 and December 31, 1995 ..........
   Statements of Operations-
      Nine months ended September 30, 1996 ..............
   Statements of Cash Flows-
      Nine months ended September 30, 1996 and 1995 .....
   Notes to Financial Statements ........................

  Item 2.  Management's Discussion and Analysis
              or Plan of Operation ......................

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

MIDDLE BAY OIL COMPANY, INC.
BALANCE SHEETS

 	   	                                              (UNAUDITED)     (AUDITED)
                                                    September 30   December 31,
	                                                       1996	          1995
                                                      --------      --------
ASSETS

CURRENT ASSETS
  CASH	                                               $327,007       $80,791
  NOTES AND ACCOUNTS RECEIVABLE-TRADE	                 829,723       880,715
  OTHER CURRENT ASSETS	                                  8,100        52,785
                                                     ---------     ---------
    TOTAL CURRENT ASSETS	                            1,282,932     1,014,291

NON-CURRENT ASSETS
  NOTES RECEIVABLE- STOCKHOLDER (NOTE 2)	              137,518       132,547
                                                     ---------     ---------
	                                                      137,518       132,547
PROPERTY (AT COST) (NOTE 1)
  OIL AND GAS (SUCCESSFUL EFFORTS METHOD)	          12,399,339    11,400,288
  REAL ESTATE-UNDEVELOPED	                                   0	       54,414
  FURNITURE, FIXTURES AND OTHER (NOTE 2)	              361,461       350,676
ACCUMULATED DEPRECIATION AND DEPLETION	             (4,773,665)   (3,976,923)
                                                     ---------     ---------
	                                                    7,987,135     7,828,455

OTHER ASSETS	                                            2,956         9,459
                                                     ---------     ---------

TOTAL ASSETS	                                       $9,292,438    $8,984,752
                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT MATURITY OF LONG-TERM DEBT (NOTE 3)	        $435,600      $810,861
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES	               278,552       624,144
                                                      --------      --------
TOTAL CURRENT LIABILITIES	                             714,152     1,435,005

LONG-TERM DEBT	                                      4,848,310     4,195,391
DEFERRED INCOME TAXES (NOTE 5)	                            495	          495
REDEEMABLE COMMON STOCK (NOTE 4)	                      528,183       852,642

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY (NOTE 4)
  COMMON STOCK, $.02 PAR VALUE, 5,000,000
  AUTHORIZED, 1,318,917 ISSUED AND
  OUTSTANDING AT SEPTEMBER 30, 1996 AND
  DECEMBER 31, 1995	                                    26,378	       26,378
  PAID-IN-CAPITAL	                                   3,565,499     3,241,040
  RETAINED EARNINGS (DEFICIT)	                        (322,539)     (766,199)
  LESS COST OF TREASURY STOCK;
    21,773 SHARES AT SEPTEMBER 30, 1996	               (68,040)         -
                                                     ---------     ---------
TOTAL STOCKHOLDERS' EQUITY	                          3,201,298     2,501,219

TOTAL LIABILITIES AND EQUITY	                       $9,292,438    $8,984,752
                                                     =========     =========

See accompanying notes.

MIDDLE BAY OIL COMPANY, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

           		                     THREE MONTHS ENDED       NINE MONTHS ENDED
                               ------------------------ ----------------------
	                               Sept 30	      Sept 30     Sept 30      Sept 30
	                                1996          1995        1996          1995
                                --------      --------    --------     --------
REVENUE
  OIL AND GAS PRODUCTION	     $1,103,117      $755,741   $3,186,255   $2,404,363
  INTEREST	                        4,145         3,829       10,335        9,706
  OTHER	                          19,617        53,695      351,734      119,597
  GAIN ON SALE OF PROPERTY	            0         1,197       37,814       75,449
                               ---------     ---------    ---------    ---------
TOTAL REVENUE	                 1,126,878       814,462    3,586,137    2,609,115
                               ---------     ---------    ---------    ---------
COSTS AND EXPENSES
  WELL OPERATING	               $332,496      $374,275   $1,104,066    $1,056,511
  DEPRECIATION, DEPLETION AND
   AMORTIZATION	                 362,365       313,151      901,995       878,110
  ABANDONMENT	                   158,033          -	        249,568          -
  INTEREST	                      128,809       137,344      375,799       388,842
  GENERAL AND ADMINISTRATIVE	    170,161       142,591      511,048       505,951
                               ---------     ---------    ---------     ---------
TOTAL EXPENSES	                1,151,864       967,361    3,142,476     2,829,414

INCOME (LOSS) BEFORE INCOME
 TAXES	                          (24,986)     (152,899)     443,661      (220,299)

INCOME TAXES	                       -	            -	           -	            -
                               ---------     ---------    ---------     ---------

NET INCOME (LOSS)	              $(24,986)    ($152,899)    $443,661     ($220,299)
                               =========     =========    =========     =========

AVERAGE COMMON SHARES
 OUTSTANDING	                  1,310,638      1,318,917	  1,308,768     1,318,917

NET INCOME (LOSS) PER
 COMMON SHARE	                    ($0.02)        ($0.12)	     $0.34        ($0.17)


See accompanying notes.

MIDDLE BAY OIL COMPANY, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED
UNAUDITED

	                                                      SEPT 30,     SEPT 30,
	                                                        1996         1995
                                                       --------     --------
OPERATING ACTIVITIES
NET INCOME (LOSS)	                                     $443,661    ($220,299)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  DEPLETION, DEPRECIATION AND AMORTIZATION              901,995      878,110
  CHANGES IN CURRENT ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE	                                335,456     (209,659)
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES	             (585,819)     (90,643)
  GAIN ON SALE OF PROPERTIES	                           (37,814)     (74,252)
  OTHER CHARGES (CREDITS)	                               (2,288)       7,921
                                                        -------      -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	     1,055,192      291,178

INVESTING ACTIVITIES
  PROCEEDS FROM SALES OF PROPERTIES	                     40,000      485,728
  ADDITIONS TO OIL AND GAS PROPERTIES	               (1,116,566)  (3,132,045)
  PURCHASE OF EQUIPMENT	                                 (1,827)      (4,802)
  FURNITURE, FIXTURES AND OTHER ASSETS	                 (10,229)     (13,072)
  PROCEEDS FROM SALE OF REAL ESTATE	                     75,000         -
  RECEIPTS FROM (ADVANCES TO) STOCKHOLDER	               (4,971)     (17,816)
                                                        -------    ---------
NET CASH USED BY INVESTING ACTIVITIES	               (1,018,593)  (2,675,216)

FINANCING ACTIVITIES
  PROCEEDS FROM DEBT ISSUED	                            483,766    5,628,000
  PRINCIPAL PAYMENTS ON DEBT	                          (206,109)  (3,144,593)
  PURCHASE OF STOCK FOR TREASURY	                       (68,040)        -
                                                        -------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES	              209,617    2,483,407

NET INCREASE IN CASH	                                   246,216       99,369
CASH - BEGINNING	                                        80,791      183,516
                                                        -------    ---------
CASH - ENDING	                                         $327,007     $282,885

SUPPLEMENTAL CASH FLOW INFORMATION:
   INTEREST PAID IN CASH	                              $375,799     $388,842
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

    Basis of Presentation

    In management's opinion, the accompanying financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995.

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

     Site Restoration, Dismantlement & Abandonment Costs

     Site restoration, dismantlement and abandonment costs (P&A costs) include costs associated with dismantling and disposing of the facilities and equipment required to operate a well and restoring the well site to specified conditions. The Company develops specific estimates of its P&A costs based on consultations with its engineers and reevaluates such estimates annually. Estimated future P&A costs are accrued on a unit-of-production method based on proved reserves. As of September 30, 1996 and December 31, 1995, the P&A costs accrued were immaterial.

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

(2)  RELATED PARTY TRANSACTIONS

     The Company has a receivable, including accrued interest, from Bay City Energy Group, Inc. (BCEG), a significant stockholder, as of September 30, 1996 and December 31, 1995 in the amount of $135,861 and $132,547, respectively. The note is secured by 75,000 shares of Company common stock with principal and accrued interest at 5% per annum due in full on January 1, 2001.

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

     During the nine months ended September 30, 1996 and 1995, BCEG did not make any payments and was not advanced any funds. Interest of $19,269 was accrued on the note at September 30, 1996.

(3)  LONG-TERM DEBT

                                           September 30,     December 31,
                                               1996             1995
                                             --------       ------------
Convertible Loan of $6,000,000 due
  March 31, 1997, secured by oil and
  gas properties, monthly payments of
  interest only at 1.5% over prime,
  convertible into a 72 month term
  note on March 31, 1997                    $5,140,766           --

Term note of $5,628,000, due February 1,
  2002, secured by oil and gas properties,
  repayable in monthly installments of
  $67,000 plus interest at 1.5% over
  prime                                          --          4,858,000

Note, due 1/1/99, secured by office
  building, repayable in monthly
  installments of $1,511 including
  interest at 7 3/4%                           143,144         148,252
                                             ---------       ---------

         Total                              $5,283,910      $5,006,252

Less current maturities                        435,600         810,861
                                             ---------       ---------

Long-term debt excluding current
  maturities                                $4,848,310      $4,195,391
                                             =========       =========

    The $6,000,000 convertible loan contains certain restrictive provisions, the most significant of which restricts additional borrowings, either directly or indirectly, and payment of dividends. At September 30, 1996, the Company was in compliance with all covenants specified in the convertible loan agreement.

(4)  STOCKHOLDERS' EQUITY

     On September 4, 1996, the Company signed a stock purchase agreement with Kaiser Francis Oil Company ("the Agreement"). Kaiser-Francis has agreed to purchase 1,666,667 shares of Series A Preferred Stock ("Preferred") at $6.00 per share, for a total investment of $10,000,000. The parties have agreed to a five-year purchase period, effective September 4, 1996, with minimum incremental investments of $500,000 each. Each issuance of Preferred is subject to approval by Kaiser-Francis of the use of proceeds. The Preferred is nonvoting and accrues dividends at 8% per annum, payable quarterly in cash. The Preferred is convertible at any time after issuance into shares of common stock at the rate of two shares of common stock for each share of Preferred before January 1, 1998. The conversion rate decreases thereafter at 8% per annum. The Company will pay the costs of registration of the Preferred or the underlying common stock under the Securities Act of 1933 upon request of Kaiser-Francis. The Company may redeem the Preferred in whole or in part, at any time after January 1, 2007 at a price of $6.00 per share. As of September 30, 1996 none of the Preferred had been issued.

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

    On April 1, 1996, the Board of Directors authorized the repurchase of up to $100,000 of Company common stock at a price per share not to exceed $3.25, exclusive of brokerage costs. As of September 30, 1996 the Company had purchased 21,773 shares of common stock at a cost of $68,040.

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

    The Company has a contingent obligation to repurchase 142,107 common shares issued in the Janex Acquisition, upon written notice delivered to the Company, beginning five years after the closing date and continuing for thirty days thereafter, at a price of $6.00 per share. This obligation shall terminate if the Company's stock trades at a share price of $8.00 or greater for twenty consecutive days during the thirty-six month period immediately preceding the first day of the fifth year after the closing date. The closing date of the Janex Acquisition was November 1, 1993.
The value of the redeemable common stock at the $6.00 redemption price is shown in the balance sheet as Redeemable Common Stock. As of September 30, 1996, 54,076.25 shares of the original 142,107 shares of Company common stock subject to the repurchase obligation have been sold, of which 21,772.75 shares were purchased by the Company.

(5)  INCOME TAXES

    The Company's income tax expense (benefit) for continuing operations consists of the following:

                                        Nine Months Ended
                                       Sept 30,    Sept 30,
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
                                      =======      =======

     The Company's net deferred tax liability at September 30, 1996 and December 31, 1995 are as follows:

                                             Sept 30,   December 31,
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
                                             =======     =======

     As of September 30, 1996, the Company had approximately $850,000 of operating loss carryforwards, with $432,000 expiring in 2009 and $418,000 expiring in 2010. As of December 31, 1995 the Company had $36,482 of AMT credit carryforwards and $22,000 of Section 29 tax credit carryforwards.

(6)  COMMITMENTS AND CONTINGENCIES

    The Company is obligated under the terms of certain operating leases for office equipment through December, 1997. Future minimum rental payments are approximately $9,774 in 1996 and $3,775 in 1997.

    On April 3, 1996, the Company entered into a Joint Expense and Participation Agreement with Brigham Oil and Gas, L.P. which allows the
Company to participate in the drilling of eighty-seven (87) onshore wells in Texas and Oklahoma over the twelve month period beginning April 1, 1996. The Company is committed to fund $1,500,000 in drilling costs over this twelve month period. As of September 30, 1996, the Company had advanced $947,032 in drilling and completion costs to Brigham Oil and Gas, L.P. The amount required to be deposited into the escrow account at October 1, 1996 is $606,053 which covers estimated drilling and completion costs for the period October 1 to December 31, 1996.

   The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

    Cash flow from operating activities for the nine months ended September 30, 1996 of $1,055,192 increased $764,014 over the comparable 1995 period. The increase was due primarily to higher oil and gas prices, working capital changes and cash from the settlement of a gas contract. Oil and gas prices increased 20% and 44%, respectively, while oil production decreased only 1% and gas production increased 2%. The change in working capital increased cash flow by $49,940 over the comparable 1995 period. The change in working capital was caused principally by timing differences in the payment of expenses and receipt of revenues. In June, the Company received $262,525, which represents the Company's share of a partial distribution from a gas contract settlement with Columbia Gas Transmission Corporation. Cash flow from operations before working capital changes of $1,305,554 increased
$714,074 over the comparable 1995 period. Additions to oil and gas properties were lower than the comparable period in 1995 due to only minimal acquisitions and drilling in 1996 compared to the P&P Acquisition which closed in February 1995. The decrease in the proceeds from debt issued was due to only an advance for drilling in 1996 compared to the amendment to the Company's term note which allowed for the P&P Acquisition and the payoff of the remaining principal balance on the $3.8 million term note of $2,545,759, in the comparable period. The decrease in the amount of cash used for debt payments was due principally to only regular principal payments through March 31, 1996 and no principal payments from April 1 to September 30, 1996 compared to the payoff of the remaining principal balance on the $3.8 million term note of $2,545,759 in the comparable period.

    The Company's operating activities provided net cash of $1,055,192 for the nine month period ended September 30, 1996. Sales of minor oil and gas properties in March and June provided cash of $40,000. The sale in June of real estate located on Bayou Coden provided cash of $75,000. During this period, net cash from operations and cash from property sales were used principally for exploratory and developmental drilling of $970,000 and workovers of $127,000. Approximately $721,000 of the $970,000 spent on exploratory and developmental drilling was for completed wells and wells in progress through the participation agreement with Brigham Oil and Gas, L.P. (the "Brigham Agreement"). The Company incurred an additional $249,000 in dry hole costs attributable to wells in the Brigham Agreement. The majority of the remaining funds were spent on four projects, all of which were completed as of September 30; developmental drilling on one well in the Campbell Field in Major County, Oklahoma, one developmental well in Rocky Mount Field in Louisiana, one developmental well in Lake Trammel Field and a workover on one well in the Lea Field in Lea County, New Mexico. Lake Trammel and Lea Field are major properties of the Company. Of the $127,000 spent on workovers, approximately $45,000 was spent on purchasing and installing downhole pumps on two wells in the Tulk Field in Lea County, New Mexico and approximately $21,000 was spent on maintenance on the Bismarck Field in Presque Isle Michigan. The remaining $61,000 was spent on several different properties. Amounts spent on debt retirement represent three months of principal payments on the $5.6 million term note. The principal payments on the $5.6 million term note were suspended when the Company converted the term note to a revolving line-of-credit on April 3, 1996.

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

    The Company had current assets of $1,164,830 and current liabilities of $714,152 which resulted in working capital of $450,678 as of September 30, 1996. This was an increase of $871,392 from the working capital deficit of $420,714 as of December 31, 1995. Working capital increased primarily due to cash proceeds from the gas contract settlement, increased cash flow from oil and gas production and suspension of monthly principal payments on the Term Note offset partially by amounts spent on exploratory and developmental drilling. The Company's current ratio of 4.18, calculated under the terms of the Credit Agreement which excludes stockholder receivables and debt due under the Credit Agreement, was in excess of the 0.90 to 1.00 required.

   At September 30, 1996 thirty-seven wells had been spudded under the Brigham Agreement. Of these thirty-seven wells, eighteen were completed, fourteen were dry holes, three were drilling and two were under analysis. Oil and gas sales less lease operating expenses received on the eighteen completed wells for the nine months ended September 30, 1996 was approxi-mately $25,000. At November 5, 1996, of these thirty-seven wells, twnety-one were completed, fourteen were dry holes, and two were under analysis. The amount to be escrowed for drilling under the Brigham Agreement for the period October 1 to December 31 is $606,053. The advances to Brigham for the actual October and November drilling was $109,221 and $229,324, respectively.

   In general, because the Company's principal natural gas and oil reserves are depleted by production, its success is dependent upon the results of its development, acquisition and exploration activities. The Company's strategy is to enhance and exploit its existing properties for reserves, to invest in exploratory and developmental drilling prospects and to acquire reserves. The Company expects to incur a total of approximately $700,000 in capital expenditures over the next three months; $100,000 to invest in development projects on certain of its existing wells and $600,000 in exploration projects in the Brigham Agreement. These projects will be funded by internally-generated cash flows, proceeds from property sales and bank debt.

   In connection with the issuance of 142,107 shares of common stock in the Janex Acquisition, the Company has a contingent obligation to repurchase the shares, upon written notice delivered to the Company, beginning five years after the Closing Date and continuing for thirty days thereafter, at a price of $6.00 per share. This contingent obligation shall terminate if the Company's stock trades at a share price of $8.00 or greater for twenty consecutive days during the thirty-six month period immediately preceding the first day of the fifth year after the Closing Date. The closing date of the Janex Acquisition was November 1, 1993. The redemption value is shown in the Balance sheet as Redeemable Common Stock. If the trading market for the Company's stock does not meet the trading limits stated above over the three year period beginning November 1, 1995 through October 31, 1998, the Company will have to redeem the shares of stock from the original owners upon written request at $6.00 per share beginning November 1, 1998 and ending November 30, 1998. The Company is unable to determine at this time if it will have to redeem any or all of the shares issued. Depending on the number of shares the Company may have to redeem, the redemption will be financed through internal cash flow or by debt financing. The redemption, if any, is not expected to have a material adverse affect on the operations of the Company. If the Company has to redeem the entire amount, the redemption could have an adverse affect on the financial position of the Company. Over the period November 1, 1995 to September 30, 1996, the trading range of the Company's common stock has been $4.125 to $2.50. As of September 30, 1996, the Company had purchased 21,772.75 shares and third parties had purchased 32,303.5 shares of Company common stock subject to the repurchase obligation. The Company may purchase additional shares subject to the repurchase obligation in the future.

   On September 4, 1996, the Company signed a stock purchase agreement with Kaiser Francis Oil Company ("the Agreement"). Kaiser-Francis has agreed to purchase 1,666,667 shares of Series A Preferred Stock ("Preferred") at $6.00 per share, for a total investment of $10,000,000. The parties have agreed to a five-year purchase period, effective September 4, 1996, with minimum incremental investments of $500,000 each. Each issuance of Preferred is subject to approval by Kaiser-Francis of the use of proceeds. The Preferred is nonvoting and accrues dividends at 8% per annum, payable quarterly in cash. The Preferred is convertible at any time after issuance into shares of common stock at the rate of two shares of common stock for each share of Preferred before January 1, 1998. The conversion rate decreases thereafter at 8% per annum. The Company will pay the costs of registration of the Preferred or the underlying common stock under the Securities Act of 1933 upon request of Kaiser-Francis. The Company may redeem the Preferred in whole or in part, at any time after January 1, 2007 at a price of $6.00 per share. As of September 30, 1996 none of the Preferred had been issued. Management expects to use the preferred stock to acquire direct interests in producing properties with exploitation potential or as financing for mergers with exploration and production companies.

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

Current Activities

    As of November 5, 1996, no exploratory wells were drilling under the Brigham Agreement.

Results of Operations

    Three Months Ended September 30, 1996 and 1995

    Total revenues for the three months ended September 30, 1996 of $1,126,878 were $312,416 higher than the same period in 1995. The increase in total revenues was due primarily to higher oil and gas revenues of $347,376. The increase in oil and gas revenues consisted primarily of a $120,264 increase in oil revenues and a $208,810 increase in gas revenues. The increase in oil and gas revenues was primarily the result of higher oil and gas prices. Production of oil decreased 8% and production of gas increased 10%, over the comparable 1995 period. The primary reasons for the oil production decrease were the sale of a property effective March 1, 1996 and normal production declines. The primary reasons for the gas production increase were successful workovers and gas balancing makeups. During the three month period ended September 30, 1996, the Company sold 25,735 barrels of oil and 255,078 Mcf of gas, as compared to 28,141 barrels and 231,718 Mcf for the comparable 1995 period. The price received on the gas sold in 1996 of $2.09 per Mcf was higher than the $1.40 per Mcf received in the comparable 1995 period. Oil prices in 1996 of $21.28 per barrel were higher than the $15.42 per barrel received in 1995.

    Total expenses increased by $184,503 over the comparable 1995 period. Increases in dry hole, DD&A and general and administrative expense were experienced in 1996 as compared to 1995. The increase in dry hole costs of $158,033 was due to dry hole costs associated with the Brigham Agreement in 1996 versus no dry hole costs in the comparable 1995 period. Depletion expense increased by $53,475 while depreciation expense decreased by $4,261. Depletion was higher due to higher depletion on existing properties. Depreciation was lower due to minimal asset additions and lower depreciation on lease and well equipment and corporate office furniture and fixtures which are depreciated on the accelerated method which declines over the useful life of the asset. General and administrative expenses increased by $27,570, due primarily to higher legal expenses of $19,677 and higher travel expenses of $4,625. Interest expense was $8,535 lower due primarily to lower principal balances and lower rates. Lease operating expenses decreased by $41,779 due principally to lower expenses on existing properties and sold properties. A one-time credit on a major property resulted in a $40,000 decrease in lease operating expenses over the comparable period.

     The Company reported an operating loss of $24,986 for the three months ended September 30, 1996 versus an operating loss of $152,899 for the comparable period. The only non-recurring item in the three months ended September 30, 1996 was the one-time $40,000 credit to lease operating expenses on a major property. The non-recurring charges in the comparable 1995 period were $62,500.

     The Company reported a net loss of $24,986 for the three months ended September 30, 1996 versus a net loss of $152,899 for the comparable 1995 period.

     Nine months Ended September 30, 1996 and 1995

     Total revenues for the nine months ended September 30, 1996 of $3,586,137 were $977,022 higher than the same period in 1995. The increase in total revenues was due primarily to higher oil and gas revenues of $781,892 and a gas contract settlement of $263,000. The increase in oil and gas revenues consisted primarily of a $238,487 increase in oil revenues and a $496,648 increase in gas revenues. The increase in oil and gas revenues was the result of higher oil and gas prices. Production of oil decreased 1% and production of gas increased 2%, over the comparable 1995 period. The primary reason for the production decrease was the minor property sale which was effective June 1995 and decreases in production on miscellaneous properties; total production on existing major oil and gas properties increased over the comparable 1995 period. During the nine month period ended September 30, 1996, the Company sold 82,961 barrels of oil and 728,038 Mcf of gas, as compared to 84,161 barrels and 712,601 Mcf for the comparable 1995 period. The price received on the gas sold in 1996 of $2.11 per Mcf was higher than the $1.46 per Mcf received in the comparable 1995 period. Oil prices in 1996 of $19.29 per barrel were higher than the $16.12 per barrel received in 1995.

     Total expenses increased by $313,062 over the comparable 1995 period. Higher lease operating and dry hole expenses accounted for the majority of the increase. Dry hole costs increased by $249,568 due to dry holes associated with the Brigham Agreement versus no dry hole costs in the comparable 1995 period. Lease operating expenses increased by $47,555 due principally to higher expenses on existing properties offset partially by sold properties. Depletion expense increased by $36,925 while depreciation expense decreased by $13,040. Depletion was higher due to higher depletion on existing properties. Depreciation was lower due to minimal asset additions and lower depreciation on lease and well equipment and corporate office furniture and fixtures which are depreciated on the accelerated method which declines over the useful life of the asset. Interest expense was $13,043 lower due primarily to lower principal balances and lower rates. General and administrative expenses increased by $5,097, due primarily to higher legal and travel expenses of $10,373 and $25,521, respectively, offset partially by lower SEP contribution of $25,000 and lower miscellaneous expenses of $22,745.

     The Company reported operating income of $443,661 for the nine months ended September 30, 1996 versus an operating loss of $220,299 for the comparable period. Non-recurring items in the nine months ended September 30, 1996 were the income from the gas contract settlement of $263,000 and the $40,000 lease operating expense credit. Non-recurring items for the comparable 1995 period totalled $91,900 in net charges.

     The Company reported net income of $443,661 for the nine months ended September 30, 1996 versus a net loss of $220,299 for the comparable 1995 period.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MIDDLE BAY OIL COMPANY, INC.
                                        (Registrant)


Date:  November 7, 1996                 By:    /s/ John J. Bassett
                                           ---------------------------------
                                           John J. Bassett
                                           President and
                                           Chief Executive Officer


Date:  November 7, 1996                 By:  /s/ Frank C. Turner, II
                                           --------------------------------
                                           Frank C. Turner II
                                           Vice-President and
                                           Chief Financial Officer