Form 10KSB40
period 1996-12-31
MIDDLE BAY OIL CO INC
filed 1997-03-31
CIK 903267

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission file number 0-21702


                          MIDDLE BAY OIL COMPANY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 ALABAMA                                        63-1081013
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

        115 SOUTH DEARBORN STREET
             MOBILE, ALABAMA                                       36602
(Address of Principal Executive Offices)                        (Zip Code)

       Registrant's telephone number, including area code: (334) 432-7540

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange on
              Title of Each Class                  Which Registered
             ---------------------              ------------------------
                     None                                 N/A

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.02 Par Value

     Check whether the Registrant (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues of Registrant for fiscal year ended December 31, 1996 are $4,886,421.

     The aggregate market value as of March 15, 1997 of voting stock held by nonaffiliates of the Registrant was $6,915,983.

--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date (applicable only to corporate Registrants).

     2,497,775 Shares of Common Stock, $.02 Par Value, as of March 15, 1997

--------------------------------------------------------------------------------
Item 13(a) includes the Index of Exhibits to be filed with the Securities and Exchange Commission relative to this Report.


================================================================================

                                GLOSSARY OF TERMS


         The following are definitions of certain technical terms used in this Form 10-KSB in connection with the oil and gas exploration and development business of the Company:

                  "Bbl" - One stock tank barrel or 42 U.S. Gallons liquid volume, usually used herein in reference to crude oil or other liquid hydrocarbons.

                  "Bcf" - One billion cubic feet; expressed, where gas sales contracts are in effect, in terms of contractual temperature and pressure basis and, where contracts are nonexistent, at 60 degrees Fahrenheit and 14.65 pounds per square inch absolute.

                  "BOE" - Equivalent barrels of oil and, with reference to natural gas, natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

                  "Developed Acreage" - The number of acres which are allocated or assignable to producing wells or wells capable of production.

                  "Development Well" - A well drilled as an additional well to the same reservoir as other producing wells on a Lease, or drilled on an offset Lease not more than one location away from a well producing from the same reservoir.

                  "Exploratory Well" - A well drilled in search of a new undiscovered pool of oil or gas, or to extend the known limits of a field under development.

                  "Gross Acres or Wells" - The total acres or wells, as the case may be, in which an entity has an interest, either directly or through an affiliate.

                  "Lease" - Full or partial interests in an oil and gas lease, oil and gas mineral rights, fee rights or other rights, authorizing the owner thereof to drill for, reduce to possession and produce oil and gas upon payment of rentals, bonuses and/or royalties. Oil and gas leases are generally acquired from private landowners and federal and state governments.

                  "Mcf" - One thousand cubic feet; expressed, where gas sales contracts are in effect, in terms of contractual temperature and pressure bases and, where contracts are nonexistent, at 60 degrees Fahrenheit and 14.65 pounds per square inch absolute.

                  "Net Acres or Wells" - A party's interest in acres or wells calculated by multiplying the number of Gross Acres or Gross Wells in which such party has an interest by the fractional interest of such party in each such acre or well.

                  "Operating Costs" - The expenses of producing oil or gas from a formation, consisting of the costs incurred to operate and maintain wells and related equipment and facilities, including labor costs, repair and maintenance, supplies, insurance, production, severance and other production excise taxes.

                  "Producing Property" - A property (or interest therein) producing oil and gas in commercial quantities or that is shut-in but capable of producing oil and gas in commercial quantities, to which Producing Reserves have been assigned by an independent petroleum engineer. Interests in a property may include Working Interests, production payments, Royalty Interests and other non-Working Interests.

                  "Prospect" - An area in which a party owns or intends to acquire one or more oil and gas interests which is geographically defined on the basis of geological data and which is reasonably anticipated to contain at least one reservoir of oil, gas or other hydrocarbons.

                  "Proved Developed Reserves" - Proved Reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

                  "Proved Reserves" - The estimated quantities of crude oil, natural gas and other hydrocarbons which, based upon geological and engineering data, are expected to be produced from known oil and gas reservoirs under existing economic and operating conditions, and the estimated present value thereof based upon the prices and costs on the date that the estimate is made and any price changes provided for by existing conditions.

                  "Royalty Interest" - An interest in an oil and gas property entitling the owner to a share of oil and gas production free of the costs of production.

                  "Undeveloped Acreage" - Oil and gas acreage (including, in applicable instances, rights in one or more horizons which may be penetrated by existing well bores, but which have not been tested) to which Proved Reserves have not been assigned by independent petroleum engineers.

                  "Working Interest" - The operating interest under a Lease which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all Royalty Interests, and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

         (a)      Business Development

                  Middle Bay Oil Company, Inc. (the "Company") is an independent oil and gas company engaged in the exploration, development and production of oil and gas in the contiguous United States. The Company's strategy focuses on increasing its reserves of crude oil and natural gas by the acquisition and development of proved oil and gas properties primarily in the Mid-continent and Gulf Coast Basin. By focusing its efforts on increasing reserves during the current period which the Company believes reflects historically low market prices for oil and gas, the Company believes that it will be well positioned to benefit in the event of any future increases in demand for natural gas and oil. Consistent with its efforts to increase reserve levels, the Company also participates on a limited basis in drilling and development activities in other geographic regions of the contiguous United States. The principal executive offices of the Company are located at 115 South Dearborn Street, Mobile, Alabama 36602, and the Company's mailing address is P.O. Box 390, Mobile, Alabama 36601. Its telephone number is (334) 432-7540.

                  The Company was incorporated under the Alabama Business Corporation Code on November 30, 1992. Effective December 31, 1992, all of the assets of Bay City Consolidated Partners, L.P., an Alabama limited partnership (the "Predecessor Partnership"), were transferred to the Company in exchange for common stock of the Company. The Predecessor Partnership was then dissolved under the Alabama Uniform Limited Partnership Act. The shares of common stock of the Company then owned by the limited partnership were distributed to the general partner and the limited partners prorata in accordance with their respective interests in the limited partnership. On October 6, 1994, shareholders of the Company ratified the conversion of the Company into corporate form. References to the Company include, as the context requires, the Predecessor Partnership.

                  On February 23, 1995, the Company completed the acquisition of proved producing properties from Parker & Parsley Development LP (the "P&P Acquisition"). The acquisition included interest in 142 oil wells and 23 gas wells in 37 fields located in Alabama, Arkansas, Louisiana, Mississippi and New Mexico for a purchase price, subject to certain adjustments, of $3,885,000 in cash, effective March 1, 1994. The entire purchase price was financed by a term loan from the Bank of Oklahoma (the "Bank"). The value is highly concentrated in four fields: Magnolia Lime Unit, Columbia, AR; Wild Fork Creek, Escambia, AL; Lea North, Lea, NM; and Little Comite Creek, East Feliciano Parish, LA. The P&P Acquisition included estimated proved producing reserves of 415 MBbls of oil and
2.3 Bcf of gas, as of January 1, 1995. Current monthly net production from the properties is estimated at 5 MBbls of oil and 40 MMcf of gas.

                  On April 3, 1996, the Company entered into a Joint Expense and Participation Agreement with Brigham Oil and Gas, L.P. (the "Brigham Agreement") which allows the Company to participate in all of the wells that Brigham drills over the 12-month period beginning April 1, 1996. The Company is committed to funding $1,500,000 in drilling costs over this 12-month period. As of December 31, 1996, the Company had advanced $1,452,980 in drilling and completion costs to Brigham Oil and Gas, L.P. Of the total advance,

$1,142,090 was spent on successful and unsuccessful wells and $310,890 was spent on wells in process at December 31, 1996. As of December 31, 1996, the Company had participated in the drilling of 49 wells, of which 31 were successfully completed, and discovered 76.5 thousand barrels of oil and 92.3 million cubic feet of natural gas, for a total value of $1.9 million (PV 10%).

                  The Company effected a one-for-two reverse split of its common stock on March 21, 1995, and on May 9, 1995, the Company's common stock began trading on the OTC Bulletin Board. On September 29, 1995 the Company's stock began trading on the NASDAQ Small Cap Market tier of the NASDAQ Stock Market under the symbol "MBOC".

                  On September 4, 1996, the Company signed a stock purchase agreement with Kaiser Francis Oil Company ("the Preferred Stock Agreement"). Kaiser-Francis agreed to purchase 1,666,667 shares of Series A Preferred Stock ("Preferred") at $6.00 per share, for a total investment of $10,000,000. The parties agreed to a five-year purchase period, effective September 4, 1996, with minimum incremental investments of $500,000 each. Each issuance of Preferred is subject to approval by Kaiser-Francis of the use of proceeds. The Preferred is nonvoting and accrues dividends at 8% per annum, payable quarterly in cash. The Preferred is convertible at any time after issuance into shares of common stock at the rate of two shares of common stock for each share of Preferred before January 1, 1998. The conversion rate decreases thereafter at 8% per annum. The Company will pay the costs of registration of the Preferred or the underlying common stock under the Securities Act of 1933 upon request of Kaiser-Francis. The Company may redeem the Preferred, in whole or in part, at any time after January 1, 2007 at a price of $6.00 per share. As of December 31, 1996, 166,667 shares of the Preferred had been issued. Management expects to use the preferred stock to acquire direct interests in producing properties with exploitation potential or as financing for mergers with exploration and production companies.

                  On December 17, 1996, the Company entered into an Agreement and Plan of Merger (the "NPC Merger") with NPC Energy Corporation ("NPC"), whereby NPC would be merged into the Company in exchange for Company common stock and cash. The Merger was approved by NPC's shareholders on December 31, 1996. NPC was a privately-owned domestic exploration and production company with assets located in Kansas, Michigan, Oklahoma, Texas and Wyoming. Pursuant to the Merger, the Company issued 562,000 shares of its common stock and paid $1,226,400 to NPC in exchange for all of the stock of NPC. Preferred stock in the amount of $1.0 million under the Preferred Stock Agreement was sold to finance the cash portion of the purchase price. The NPC Merger added approximately 503 thousand barrels of oil and 3,139 million cubic feet of gas, for a total reserve value of $6.0 million (PV 10%). Approximately 137 thousand barrels of oil and 910 million cubic feet of gas and $1.8 million of the NPC reserve value (PV 10%) consists of proved behind pipe and proved undeveloped reserves.

                  In connection with the Brigham Agreement, effective April 1, 1996, the Bank converted the Company's term loan into a $6.0 million, one-year revolving line-of-credit (the "Revolver). The Revolver requires monthly payments of interest only at prime plus 1.5% and converts again into a term note on September 30, 1997. The term note matures September 30, 2003 and is payable in 72 equal monthly principal and interest payments at prime plus 1.5%.

                  The Revolver is secured by a first mortgage on a portion of the Company's existing properties selected by the Bank as collateral from time to time, and the Bank has an option to collateralize 100% of the Company's proved reserves. In the event that a mortgaged property is sold, upon prior written consent of the Bank, the greater of 65% of the gross sales price or 65% of the discounted present worth of the mortgaged property will be applied to the outstanding principal balance of the term loan in the inverse order of the due date of scheduled monthly installments.

                  The Revolver contains various restrictive covenants similar to those contained in the prior $5.6 million term loan. The significant financial covenants contained in the Revolver include a requirement that the Company maintain a balance sheet current ratio of at least 0.9 to 1.0. The current ratio computation excludes all accounts receivable from certain affiliates and current maturities of long-term debt. The Revolver requires the prior written consent of the Bank before the Company can, among other things, (a) create or assume any debt, with specified exceptions, (b) create or permit to exist any liens on the mortgaged properties, with certain exceptions, (c) sell or dispose of any property if such sale or disposition exceeds $50,000 per transaction, or (d) merge into or consolidate into any other entity.

                  The borrowing base for the Revolver will be redetermined on March 31, 1997 by the Bank's engineers or any other independent engineer using the Bank's pricing and discount factors and the future net revenue expected to be produced from the Company's oil and gas reserves. If at any time during the period of the Revolver (and the period subsequent to the conversion to the term note) the collateral borrowing base, as determined by the Bank, should be less than the aggregate unpaid principal balance of the note, the collateral deficiency shall be cured by making a cash prepayment on the note in the amount of the deficiency or by increasing the monthly principal payments for the next six months to reduce the principal balance to the projected borrowing base as of the next semiannual redetermination date. As of December 31, 1996, the principal balance of the Revolver was $5,186,596.

                  Recent Transaction. On February 10, 1997, the Company entered into an Agreement and Plan of Merger (the "Bison Merger") with Bison Energy Corporation ("Bison"), whereby Bison was merged with a wholly-owned subsidiary of the Company in exchange for Company common stock and cash. The Bison Merger was approved by Bison's sole shareholder and closed on February 28, 1997. Bison is a domestic exploration and production company with assets located in Kansas and Oklahoma. Pursuant to the Bison Merger, the Company issued 1,167,556 shares of its common stock and net cash consideration of $5,900,000 to Bison in exchange for all of the stock of Bison. 562,000 shares of Company common stock owned by Bison (as a result of the NPC Merger) were canceled at closing. The cash portion of the Bison Merger was financed through the issuance of 1,000,000 shares of preferred stock under the Preferred Stock Agreement for $6.0 million.

         (b)      Business of the Company

                  The Company's oil and gas reserves are principally in long-lived fields with well established production histories. The Company's net Proved Reserves, estimated as of December 31, 1996 by applying S.E.C. assumptions (PV 10%), consisted of approximately 8,964,200 Mcf of gas and 1,389,900 Bbls of oil, with an aggregate present value before income taxes, at a 10% discount, of $22,465,000. Recoverable volumes of gas increased 40.7% and recoverable volumes of oil increased 78.7%, respectively, over 1995 volumes. The discounted present value of oil and gas reserves increased 115.8% over the 1995 amount of $10,410,553. Approximately 92% of the Company's discounted present value of oil and gas reserves are located in Oklahoma (26%), Texas (14%), Alabama (13%), New Mexico (12%), Kansas (11%), Arkansas (6%), Louisiana (5%) and Mississippi (5%). A substantial portion of the Company's natural gas production and Proved Reserves consist of high BTU gas which, because of its rich liquid content and its proximity to processing and transmission facilities, is generally sold at a premium to Gulf Coast and Mid-Continent spot market prices. Substantially all of the Company's oil and gas production is sold at market responsive prices.

                  Business Strategy. The Company's present business strategy is to concentrate on expanding its asset base and cash flow primarily through emphasis on the following activities:

                  - Increasing production, cash flow and asset value by acquiring Producing Properties with stable production rates, long reserve lives and potential for exploitation and development;

                  - Building on the Company's existing base of operations by concentrating its development activities in its primary operating areas in the Gulf Coast Basin and the Mid-continent;

                  - Acquiring additional properties with potential for developmental drilling to maintain a significant inventory of undeveloped Prospects and to enhance the Company's foundation for future growth;

                  - Serving as operator of its wells to ensure technical performance and reduce costs;

                  - Expanding its relationships with major and large independent oil and gas companies to access their undeveloped properties, seismic data and financial resources;

                  -        Managing financial risk and mitigating technical risk
                           by:

                           - drilling in known productive trends with multi-horizon geologic potential;

                           - diversifying investment over a large number of wells in the Company's primary operating areas;

                           - developing properties that provide a balance between short and long reserve lives; and

                           - keeping a balanced reserve profile between oil and gas; and

                  - Maintaining low general and administrative expenses and increasing economies of scale to reduce per unit operating costs and reserve acquisition costs.

                  Acquisition Policy. The Company continues to pursue a program of actively acquiring producing oil and gas properties, with the goal of increasing cash flow, reserves and value for the long-term benefit of its stockholders.

                  The Company utilizes an acquisitions' screening approach with its experienced management and technical staff which reviews potential property against multiple criteria, both quantitative and subjective. The Company generally seeks Producing Properties with established production histories. The Company may operate the property acquired; however, the Company also considers nonoperated property acquisitions.

                  In evaluating Producing Properties for potential acquisition, production history, reservoir characteristics and available geologic data and interpretations are analyzed to determine estimates of proved and other reserves and cash flows expected to be recovered. Also evaluated are specific risks and economic considerations associated with the property, including environmental liabilities, risks of curtailment, condition of equipment and potential for additional development opportunities. Sales contracts, operating agreements and other contractual commitments, including take-or-pay clauses, market-out clauses, gas balancing agreements, transportation agreements and reversionary interests that may affect the cash flows from the property are also reviewed.

                  Drilling Activities. The Company has participated in drilling operations in Texas, Mississippi, Louisiana, Oklahoma, New Mexico and Kansas. For the nine months ended December 31, 1996, the Company participated in the drilling of 49 Exploratory Wells through the Brigham Agreement. Forty wells were drilled in Texas, seven in Oklahoma, one in Kansas and one in New Mexico. The Company also participated in the drilling of four Developmental Well in the Frymire Waterflood Unit in Nolan County, Texas, three were successful and one was a dry hole. One successful developmental was drilled in the Campbell Field in Major County, Oklahoma. In total, 35 wells were successfully drilled in 1996. In 1995, the Company participated in the drilling of one Development Well in New Mexico and one in Louisiana, both were unsuccessful. In 1994, the Company participated in one Exploratory Well in Mississippi which was unsuccessful.. Drilling activities during 1996 added 76,492 Bbls of oil and 392,275 Mcf of natural gas, respectively, with estimated future net revenues, discounted at 10%, of $1,966,000. In 1996, the finding cost was $10.16 per BOE. The Company believes that there exists great potential for further acquisitions and development opportunities in Kansas, Texas and other parts of the Gulf Coast; and, with the Company's expertise in operations, it will be able to develop the reserves to their ultimate potential.

                  The Company has a 65% working interest in the LL&E No. 1 well in the Lake Decade Field, Terrebone Parish, Louisiana, which ceased producing gas in December, 1996 and is expected to be plugged and abandoned in the first quarter of 1997. The Company had successfully recompleted the well in 1995.

                  In 1995, the Company entered into a joint development agreement with Chesapeake Operating, Inc. (COI). The agreement covers a 600 acre block of leases in Lea County, New Mexico assembled by the Company and COI. The prospect is believed to be a large Strawn algal mound that was initially identified through 2-D seismic. The Company and COI will use 3-D seismic technology to provide a more accurate and comprehensive interpretation of the structure. COI has earned a 25% working interest in the Prospect. The Company is continuing to evaluate the prospect and expects to begin drilling in the last half of 1997.

                  In the foreseeable future, the Company's primary focus will be its activities in Kansas. The Company expects to drill eight developmental wells in the Spivey Field in Kansas in 1997. The Company also expects to drill a Prospect in Tyler County, Texas in the first half of 1997, and expects to participate in a 3-D seismic and drilling prospect in Kansas in 1997. In addition, the Company is continually evaluating Prospects originated by its staff, other independent geologists or other oil and gas companies. If review of a certain Prospect indicates that it may be geologically and economically attractive, then the Company will attempt to obtain a Lease on the applicable acreage or commit to a Working Interest in the drilling Prospect. When the Company does participate in a Prospect, it will typically acquire a fractional Working Interest in the Prospect, which may range from a small percentage interest in more expensive exploratory Prospects to a majority interest in certain lower cost or development Prospects. The Company believes that such participation, which is common practice in the oil and gas industry, allows for further diversification and reduction of risk.

                  Acquisitions and Mergers. Since its formation, the Company has grown primarily through acquisitions of proved oil and gas reserves. For the years 1992 through 1996, acquisitions of reserves accounted for 47%, 64%, 5% , 35% and 34% of the year-end discounted reserve value, respectively.

                  During fiscal years 1992 through 1996, the Company acquired 2,419,573, 3,661,789, 233,670, 2,340,487 and 3,139,299 Mcf of natural gas and
77,384, 492,552, 23,464, 397,855 and 503,156 Bbls of oil for $1,470,998,
$3,146,414, $280,000, $2,798,685 and $3,402,100, respectively. For the fiscal years ended 1992 through 1996, proved property acquisitions amounted to 480,646, 1,102,850, 62,409, 787,936 and 1,026,373 BOE, respectively, at a cost of $3.06,
$2.85, $4.48, $3.55 and $3.31 per BOE, respectively. The Company has financed its acquisitions primarily by utilizing its credit facility with the Bank of Oklahoma and issuing common and preferred stock. (See "Company Financing," below.)

                    The Bison Merger in February, 1997 added approximately 607 thousand barrels of oil and 2,580 million cubic feet of gas to the Company's proved reserves. A portion of the reserves consists of proved behind pipe and proved undeveloped reserves. The Bison Merger has a discounted value of approximately $10.0 million, according to the Company's evaluation.

                  The Company is currently in the process of evaluating various corporate acquisitions and potential mergers in exchange for common stock of the Company. Management believes that corporate acquisitions and mergers are the fastest way to achieve the Company's growth goals. In addition to achieving what management perceives to be a proper critical mass, potential corporate acquisitions or mergers are also considered as opportunities to acquire a more diverse oil and gas interest. There are no agreements, preliminary or otherwise, pending or presently expected between the Company and any acquisition or merger candidate.

                  Company Financing. The Company has financed its prior acquisitions primarily through the Bank of Oklahoma and currently has approximately $5.2 million borrowed on the $6.0 million revolving line of credit described under "Business Development," above. In 1996, the Company used $1.0 million in preferred stock through its $10.0 million Preferred Stock Agreement to finance a portion of the NPC Merger.
 The Company also used its common stock to finance a significant portion of the NPC merger in 1996 and for an asset acquisition in 1993. The Company's drilling activities have been financed primarily through the Company's cash flow.

                  The Bank has stated that it will continue to consider debt-financed acquisitions presented to it by the Company. The Company intends to finance acquisitions by issuing common stock and preferred stock when possible.

                  Competition, Markets and Regulation. Competition in the exploration and property acquisition markets is intense. In seeking to obtain desirable Leases and exploration Prospects, the Company faces competition from both major and independent oil and gas companies, as well as from numerous individuals. Many of these competitors have substantial financial resources available to them which makes for fierce competition.

                  The ability of the Company to market oil and gas from its wells will depend upon numerous factors beyond its control, including, but not limited to, the extent of domestic production and imports of oil and gas, the proximity of the Company's production to existing pipelines, the availability of capacity in such pipelines and state and federal regulation of oil and gas production. There is no assurance that the Company will be able to market all of the oil or gas produced by it or that favorable prices can be obtained for the oil and gas it produces. In view of the uncertainties affecting the supply and demand of oil and gas, the Company is unable to accurately predict the future oil and gas prices and demand or the overall effect they will have on the Company.

                  The Company's operations are affected by numerous federal and state laws and regulations. In particular, oil and gas production operations are affected by tax and other laws relating to the petroleum industry and changes in such laws and regulations. Some of the rules and regulations carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases the Company's cost of doing business. The Company's activities are also subject to numerous federal, state and local environmental laws and regulations governing the discharge of materials. In most cases, the applicable regulatory requirements relate to water and air pollution control or solid waste management measures. The Company believes the recent trend toward stricter standards in environmental legislation, regulation and enforcement will continue. To date, these laws have not had a significant impact on the Company but no assurance can be given as to the effect of these laws on the Company in the future.

                  Employees. At December 31, 1996, the Company employed eight full-time people in its Mobile, Alabama office, including four executive officers, whose functions were associated with management, engineering, geology, land and legal, accounting, financial planning and administration. The Company also employs one full-time supervisor for well operations in Oklahoma.

                  As a result of the Bison Merger, C.J. Lett, III, former president and sole shareholder of Bison, has agreed to continue as President and a director of Bison. Mr. Lett will also serve as Executive Vice President of the Company and will be nominated for election as a director of the Company at the next Annual Meeting. The Company will maintain Bison's headquarters in Wichita, Kansas and its field offices in Cushing, Oklahoma and Attica, Kansas, and will employ two professional personnel, in addition to Mr. Lett, at Bison's headquarters.

ITEM 2.     DESCRIPTION OF PROPERTY

         (a)      Real Estate Properties

                  The Company owns an historic home in Mobile, Alabama which serves as its corporate office. In April, 1994, the Company sold for $125,000 the undeveloped real estate in McIntosh purchased in 1993. In June, 1996, the Company sold for $75,000 the Bayou Coden property purchased in May, 1994.

         (b)      Oil and Gas Properties

                  All of the Company's oil and gas properties, reserves and activities are located onshore in the continental United States, primarily in Oklahoma, Texas, Alabama, New Mexico and Kansas. Estimates of total proved net oil or gas reserves have not been filed with or included in reports to any federal authority or agency. There are no quantities of oil or gas subject to long-term supply or similar agreements with foreign governmental authorities.

                  The following table shows proved oil and gas reserves by major field for the Company's largest producing fields at December 31, 1996. The values represent the present value of estimated future net cash flows before income taxes, discounted at 10%, assuming unescalated expenses and prices of $24.50/Bbl and $3.70/MMBtu attributable to proved reserves at December 31, 1996, as determined by Lee Keeling & Associates and Cawley, Gillespie & Associates.

                                                  Discounted          Percentage           Oil              Gas
        Field Name/               Primary           Present            of Total         Reserves         Reserves
        City/State               Operator            Value             Reserves          (Bbls)            (Mcf)
        ----------               --------            -----             --------          ------            -----
                                        (Dollars/quantities in thousands)

Spivey                           Bison             $ 2,379               10.6%             218            1,757
Harper/Kingman, KS

Hatters Pond                    Texaco               1,610                7.2%              82              217
Mobile, AL

Magnolia Lime                    Arco                1,302                5.8%             189              263
Columbia, AR

Orlando                        Berry & Co.             890                3.9%              49              234
Noble, OK

Okeene NW                       Tidewest               801                3.5%              18              626
Major, OK                      Ricks Expl.

Lake Trammel W.                 Northland              756                3.4%              69               11
Noland, TX

Chunchula                         Unocal               691                3.1%              38              275
Mobile, AL

Polo                           Lu-Ray Ptrl.            665                2.9%             129                5
Noble, OK

Powell                          Kerr-McGee             620                2.7%              10              340
Converse, WY

Bismarck "26"                       ANR                509                2.2%               -              146
Presque Isle, MI

Custer City N.                    Toklan               499                2.2%               -              348
Custer, OK

Convis "8-A"                       Lomak               467                2.1%              36                5
Custer, OK

Pistol Ridge                      Company              463                2.1%               1              209
Pearl River, MS

Wildfork Creek                    Desoto               444                1.9%              56                -
Escambia, AL

Foster "248" #1                Louis Dreyfus           440                1.9%               -              152
Canadian, OK

Lake Pagie                        Company              429                1.9%               -              144
Terrebone, LA

Wright                            Hilcorp              421                1.9%              63               55
Vermillion, LA

Laguna Valley                       R&S                389                1.7%               -              262
Lea, NM

Tulk                              Coastal              381                1.7%              39              183
Lea, NM

Logan S.                       Devon Energy            379                1.7%              24              135
Beaver, OK

Cherokee SW                        Bison               345                1.5%               -              300
Alfalfa, OK

N.E. Lovington                 Amerind Oil,            325                1.4%              23               78
Lea, NM                          Apache

Campbell                       Petro Energy            255                1.1%               2              170
Major, OK

Oakdale                            Bison               239                1.1%               -              273
Woods, OK

Other                                                6,765               30.7%             343            2,776
                                                  --------              -----            -----            -----

Total                                             $ 22,464              100.0%           1,389            8,964
                                                  ========              =====            =====            =====


The Bank of Oklahoma has a first mortgage on all of the fields listed in the above table, except for Pistol Ridge and Foster "248". The Bank also has a first mortgage on numerous additional fields not individually listed above which in total gives the Bank a first mortgage on approximately 75% of the Company's total reserves (PV10%) of $22,464,000 before income tax. The Company is obligated, within five days of request by the Bank, to grant the Bank a first and prior mortgage on any oil and gas properties owned or acquired by the Company.

         (c)      Productive Wells and Acreage

                  The following table depicts the number of gross and net producing wells and related Developed and Undeveloped Acreage in which the Company owned an interest for the period ended December 31, 1996. Undeveloped Acreage is oil and gas acreage (including, in certain instances, rights in one or more horizons which may be penetrated by existing well bores, but which have not been tested) to which Proved Reserves have not been assigned by independent petroleum engineers.

                  The Company's net Developed Acreage is located primarily in Oklahoma, Texas, Alabama, New Mexico and Kansas. The Company's net Undeveloped Acreage is located in Kansas.


                                                           Acreage
                                                  ----------------------------
                                                  Developed        Undeveloped
                                                  ---------        -----------

                  Gross Acres                      198,545             320
                  Net Acres                         11,552             240

                                                         Productive Wells
                                                  ----------------------------
                                                     Oil               Gas
                                                     ---               ---

                  Gross Wells                      721.00             76.00
                  Net Wells                        145.70             35.44

Excluded from the acreage data are approximately 1,720 net (18,543 gross) mineral acres owned by the Company, all of which are considered to have potential for oil and gas exploration.

          (d)      Production, Prices and Costs

                   Below is a summary of the net production of oil and gas, average sales prices and average production costs during each of the last three fiscal years. The Company is not obligated to provide a fixed and determined quantity of oil and gas in the future under existing contracts or agreements. During the last three fiscal years, the Company has not had, nor does it now have, any long-term supply or similar agreements with governments or authorities.

                                                           Fiscal Years Ended December 31,
                                                            1994        1995        1996
                                                            ----        ----        ----
          Crude Oil and Natural Gas Production:
              Oil (Bbls)                                     71,350     107,025     108,626
              Gas (Mcf)                                     733,010     916,954     982,709

          Average Sales Prices:
              Oil (per Bbl)                                   14.74       16.17       20.26
              Gas (per Mcf)                                    1.76        1.51        2.28

          Average Production Costs Per BOE(1)             $    4.31   $    5.25   $    5.36

The components of production costs may vary substantially among wells, depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

        (e)       Drilling Activities

                  During the periods indicated, the Company drilled or participated in the drilling of the following productive and nonproductive Exploratory and Development Wells. All of the Company's drilling and production activities are conducted with independent contractors.

                                                               Year Ended December 31,
          Exploratory Wells:                                 1994        1995        1996
                                                          ---------   ---------   ---------
             Productive
                Gross                                             0           0          31
                Net                                               0           0       0.987
             Dry
                Gross                                             1           0          18
                Net                                          0.1544           0       0.675

          Development Wells:
             Productive
                Gross                                             0           0           4
                Net                                               0           0       0.866
             Dry
                Gross                                             0           2           1
                Net                                               0       0.418       0.250

             Total Wells:
              Productive
                 Gross                                 0           0          35
                  Net                                  0           0       1.853
                  Dry
                 Gross                                 1           2          19
                  Net                              0.154       0.418       0.925

As of March 15, 1997, the Company is drilling three exploratory wells and one developmental well.

        (f)       Reserves

                  Note 11 to the Company's financial statements presents, among other disclosures prepared pursuant to Statement of Financial Accounting Standards No. 69, the estimated net quantities of the Company's proved oil and gas reserves and the standardized measure of discounted future net cash flows attributable to such reserves as of December 31, 1996. At December 31, 1996, the Company's net Proved Reserves consisted of 1,389,900 Bbls of oil and 8,964,200 Mcf of gas and net Proved Developed Reserves consisted of 1,266,400 Bbls of oil and 8,142,800 Mcf of gas. At December 31, 1996, the present value discounted at 10% for the Company's Proved oil and gas reserves, before income taxes, was approximately $22,464,000. (See Note 11 to the Company's financial statements for additional detail on the Company's oil and gas reserves.) Management of the Company, however, cautions against using this data to determine the fair value of the Company's oil and gas properties or for any other purpose because the price of oil and gas can be volatile. The present value was computed using December 31, 1996 base oil prices of $24.50 per Bbl and base gas prices of $3.70 per MMBtu. Base prices were adjusted for certain properties that either received a price above or below the base price. There were no estimates or reserve reports of the Company's proved oil and gas reserves filed with any governmental authority or agency during the year ended December 31, 1996.

                  The following table sets forth the standardized measure (in thousands of dollars) of future net cash flows, before income taxes, of Proved and Probable Reserves and total recoverable volumes of oil and gas attributable to the Company's interest in oil and gas wells for the years ended December 31, 1996 through 1994:

                                                                         Recoverable Volumes
                                                                         -------------------
                                             Standardized              Oil                Gas
               Year Ended                       Measure              (MBbls)            (MMcf)
               ----------                       -------              -------            ------
           December 31, 1996                    $22,464                1,389             8,964

           December 31, 1995                    $10,411                  778             6,371

           December 31, 1994                     $6,635                  571             4,772

The increases in the standardized measure from 1994 to 1995 and 1995 to 1996 are due primarily to the P&P Acquisition and the NPC Merger, respectively. The only Probable Reserves are in 1994 and amounted to

$221,000 and 29 MBbls. For a detail of changes in oil and gas reserves for the year, refer to Note 11 to the Company's financial statements.

ITEM 3.     LEGAL PROCEEDINGS

        The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or result of operations of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.




         [The remainder of this page has been intentionally left blank]

                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      Market Information

                  The Company Common Stock is quoted on the NASDAQ Small Cap Market tier of the NASDAQ Stock Market under the symbol "MBOC". The Common Stock began trading on NASDAQ Small Cap on September 29, 1995. At present, the stock does not have any retail brokerage coverage. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions:

                      Period                 High Bid      Low Bid
                      ------                 --------      -------
                      1995
                         Third Quarter          $3.63       $3.63
                         Fourth Quarter          3.75        2.75

                      1996
                          First Quarter         $3.38       $2.75
                          Second Quarter         3.38        2.75
                          Third Quarter          3.25        2.50
                          Fourth Quarter         6.00        3.00

On March 15, 1997, the closing price of the common stock was $7.50 bid and $8.00 asked.

                  There are 125,000 outstanding options issued to officers and directors to purchase shares of the Company's common stock at a price of $2.50. 222,296 and 562,000 of the Company's outstanding shares of common stock are considered "restricted shares," as that term is defined under Rule 144 of the Securities Act. Of these total shares, 222,296 were eligible for resale under Rule 144 under the Securities Act after December 31, 1996, and 562,000 will be eligible after December 31, 1998.

                  In general, Rule 144 allows a shareholder who has beneficially owned shares for at least two years (or an affiliate of the Company who owns unrestricted shares of common stock, no matter when acquired) to sell within any three-month period a number of shares that does not exceed the greater of one percent of the then-outstanding shares of the Company's common stock (approximately 18,591 shares) or the average weekly trading volume in the over-the-counter market during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about the Company. A shareholder who is deemed not to have been an "affiliate" of the Company for at least 90 days and who has beneficially owned his restricted shares for at least three years would be entitled to sell such shares under Rule 144(k) without regard to the other requirements described above.

         (b)      Holders

                  As of February 28, 1997, the Company had 789 holders of record of its common stock which does not include an unknown number of additional holders whose stock is held in "street name".

         (c)      Dividends; Dividend Policy

                  The Company has never paid any dividends on its common stock.

                  The terms of the Company's credit facility with the Bank of Oklahoma prohibit the Company from making distributions of any kind, type or nature, cash or otherwise on its common stock. In any event, the Company expects to retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future Prospects of the Company, restrictions in the Company's current or future financing agreements (such as the Revolver) and any other factors as the Board of Directors may deem relevant.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with the Company's financial statements and notes thereto set forth in Item 7.

         (a)      Results of Operations

                  The factors that most significantly affect the Company's results of operations are (i) the sales price of crude oil and natural gas, (ii) the level of production sales, (iii) the level of lease operating expenses, and
(iv) the level of interest rates. Sales of production and level of borrowing are significantly impacted by the Company's ability to maintain or increase its production from existing oil and gas properties or through its exploration and development activities. Sales prices received by the Company for oil and gas have fluctuated significantly from period to period. The fluctuations in oil prices during these periods reflect market uncertainty regarding the inability of OPEC to control the production of its member countries, the timing of Iraq's reentry into OPEC, as well as concerns related to the global supply and demand for crude oil. Gas prices received by the Company fluctuate generally with changes in the spot market price for gas. Gas prices have generally increased in recent years due to increased demand; and in January 1996 and January 1997, gas prices reached recent highs. However, in late 1994, gas prices reached recent lows. Relatively modest changes in either oil or gas prices significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing capacity.

                  The table below details the changes in oil and gas revenues caused by price and volume changes for the years ending December 31, 1994, 1995 and 1996.

                                                1996        1995         1994
                                                ----        ----         ----
                  Oil Revenues
                      Change due to volume    $ 32,436    $576,865    $352,875
                      Change due to price      437,285     102,558    ( 27,433)
                      Total change             469,721     679,423     325,442

                  Gas Revenues
                      Change due to volume    $149,921    $277,755    $275,563
                      Change due to price      708,386    (182,391)   (265,018)
                      Total change             858,307      95,364      10,545

         (b)      Fiscal 1996

                  Total revenues for the twelve months ended December 31, 1996, of $4,886,421, were $1,347,775 higher than the same period in 1995. The increase in total revenues was due primarily to higher oil and gas revenues of $1,236,506, consisting primarily of a $469,721 increase in oil revenues and a $858,307 increase in gas revenues. Total revenues also increased due to higher other income of $199,004, due primarily to a gas contract settlement of $263,000. The increase in oil and gas revenues from 1996 to 1995 was primarily the result of higher oil and gas prices. Production of oil and gas for the twelve months ended December 31, 1996, increased 1% and 7%, respectively, over the comparable 1995 period. During the twelve-month period ended December 31, 1996, the Company sold 108,626 barrels of oil and 982,709 Mcf of gas, as compared to 107,025 barrels of oil and 916,954 Mcf of gas for the comparable 1995 period. Oil production for 1996 was 1,601 barrels higher due to a 4,273 barrel increase from the successful wells in the Brigham Agreement, a 533 barrel increase in existing properties, and a decrease of 3,205 barrels from properties sold in 1996. Gas production in 1996 was 65,755 Mcf higher due to a 24,487 Mcf increase from the successful wells in the Brigham Agreement and a 77,952 Mcf increase in existing properties offset by a decrease of 36,684 Mcf from properties sold in 1996. The price received on the gas sold in 1996 of $2.28 per Mcf was higher than the $1.51 per Mcf received in the comparable 1995 period. Oil prices in 1996 of $20.26 per barrel were higher than the $16.17 per barrel received in 1995.

                  The increase in total revenues of $1,347,775 was more than the increase in total expenses of $646,198. Increases in dry-hole costs and depreciation and depletion expense accounted for approximately 91% of the total expense increase.

                  Lease operating expenses of $1,516,011 increased by $79,142 as a result of higher expenses on existing properties of $137,987 and expenses on successful wells in the Brigham Agreement of $4,342 offset by reductions due to properties sold in 1996 of $63,186. Interest expense of $504,945 decreased by $15,474 due to lower interest rates and payments on principal in 1996. Dry-hole expense increased by $345,490 due primarily to abandonment costs of $421,003 associated with the unsuccessful wells drilled in the Brigham Agreement. Depletion expense of $1,397,015 increased by $255,815. Regular depletion of $1,119,532 increased by $134,403 due primarily to higher depletion on existing properties. Write-offs of proven properties in accordance with SFAS #121 of $277,483 increased by $121,412. Of the total writedown, 75% is from three single well fields in Louisiana. One of the fields was the Lake Decade field which was a major property in 1995. It contributed $91,000 to cash flow in 1996 before it ceased producing in December 1996, resulting in an impairment expense of $59,000. The other two fields, which produced very little in 1996, were minor properties contributing less than $20,000 to cash flow in 1995, and producing impairment losses of $95,000 and $55,000. The remaining impairment expense resulted from several properties, none of which were significant properties in terms of discounted present value and were primarily mature, small properties that did not contribute significantly to the Company's cash flow in 1996 and 1995. Depreciation expense of $59,788 decreased $14,882 due to lower depreciation on lease and well equipment and corporate office furniture and fixtures which are depreciated on an accelerated method which declines over the useful life of the asset. General and administrative expenses decreased by $3,894, due primarily to the Company's lower 1996 SEP/IRA and 1% NPI contributions of $11,916 compared to the $60,000 in contributions in 1995, and to lower accounting expenses of $14,000 and lower miscellaneous expenses of $18,000 which were partially offset by higher travel and entertainment expenses of $47,000 and higher legal expenses of $12,000.

                  The Company reported an operating profit of $280,371 for the twelve month period ended December 31, 1996 as compared to an operating loss of $421,206 in 1995. If the 1996 nonrecurring credits of $303,000 consisting of the gas contract settlement of $263,00 and lease operating expense credit of $40,000, were offset against the 1995 nonrecurring expenses of $62,000, the operating loss would have decreased by $336,577.

                  The Company reported net income of $205,500 for the year ended December 31, 1996, versus a net loss of $331,053 for the comparable 1995 period.

         (c)      Fiscal 1995

                  Total revenues for the twelve months ended December 31, 1995, of $3,538,646 were $911,686 higher than the same period in 1994. The increase in total revenues was due primarily to higher oil and gas revenues of $844,498, consisting primarily of a $679,423 increase in oil revenues and a $95,364 increase in gas revenues. Total revenues also increased due to higher gain on sale of properties of $113,417 as a result of property sales in June and December of 1995. The increase in oil and gas revenues from 1995 to 1994 was primarily the result of the Company's increased oil and gas asset base and consequent increase in production. Production of oil and gas for the twelve months ended December 31, 1995, increased 50% and 25%, respectively, over the comparable 1994 period. The asset base increased as a result of the P&P Acquisition. It closed February 23, 1995, with an effective date of March 1, 1994, and resulted in increased oil revenues of $748,476 and increased gas revenues of $428,932 over the comparable 1994 period. During the twelve-month period ended December 31, 1995, the Company sold 107,025 barrels of oil and 916,954 Mcf of gas, as compared to 71,350 barrels and 733,010 Mcf for the comparable 1994 period. Sales of gas in the second and third quarters were approximately 17,100 Mcf and $35,000 lower than normal due to curtailed production in the Bismarck field, a major gas property of the Company. The production was back to normal in the fourth quarter. Sales of oil in the third quarter were approximately 2,000 barrels and $30,700 lower than normal due to the shut-in from repairs of a major oil property acquired in the P&P Acquisition. The production was back to normal in the last half of the fourth quarter. Oil production for 1995 was 35,675 barrels higher due to a 45,650 barrel increase from the P&P Acquisition made in 1995, offset by a decrease of 916 barrels from existing production and a decrease of 9,059 barrels from properties sold in 1995. Gas production in 1995 was 183,944 Mcf higher due to a 287,547 Mcf increase from the P&P Acquisition made in 1995, offset by a decrease in production on existing properties of 1,223 Mcf, and a decrease of 102,380 Mcf from properties sold in 1995. The price received on the gas sold in 1995 of $1.51 per Mcf was lower than the $1.76 per Mcf received in the comparable 1994 period. Oil prices in 1995, of $16.17 per barrel, were higher than the $14.74 per barrel received in 1994.

                  The increase in total revenues of $911,686 was more than the increase in total expenses of $842,472. Increases in lease operating expenses and interest expense accounted for approximately 89% of the total expense increase.

                  Lease operating expenses of $1,436,869 increased by $522,844 as a result of expenses on acquired properties of approximately $656,003, higher expenses on existing properties of $44,511 and reductions due to properties sold in 1995 of $177,670. Lease operating expenses on acquired properties included a $16,000 charge for an oil spill and related clean-up. Interest expense of $520,419 increased by $223,557 in 1995 due to additional advances on the term note used to acquire proven properties, and due to higher interest rates in 1995. The prime rate increased 2.50% from January 1994 to January 1995, but fell by 0.50% in the second half of 1995. Dry-hole expense of $83,107 increased by $64,582 due to a dry-hole drilled in December, 1995, in Louisiana. Depletion expense of $1,141,200 increased by $72,628. Regular depletion of $985,129 increased by $165,252 due to additional depletion on the acquired properties. Write-offs of proven properties in accordance with SFAS #121 of $156,071 decreased by $92,624. Of the properties that received writedowns in 1995, none were significant properties in terms of discounted present value and were primarily mature, small properties that had not contributed significantly to the Company's cash flow in 1995 and 1994. Depreciation expense of $74,670 decreased $11,530 due to lower depreciation on lease and well equipment and corporate office furniture and fixtures which are depreciated on an accelerated method which declines over the useful life of the asset. General and administrative expenses increased by $24,509, due primarily to the Company's SEP/IRA contribution of $30,000 made in April, and the 1% NPI Bonus Plan payment of $30,000 in December, offset partially by lower legal and accounting expenses of $53,000 and lower land work expenses of $20,000.

                  The Company reported an operating loss of $421,206 for the twelve month period ended December 31, 1995, which was a decrease of $69,214 in the operating loss of $490,420 in 1994. Excluding the gain on sale of properties of $125,550 in 1995 and $12,133 in 1994, the operating loss for the year ended December 31, 1995 would have increased $44,203 over the comparable period in 1994. The 1995 non-recurring expenses totaling $62,000 were principally offset by the lawsuit settlement expense of $54,119 in 1994.

                  The Company reported a net loss of $331,053 for the year ended December 31, 1995 versus a net loss of $457,434 for the comparable 1994 period.

         (d)      Effects of Oil and Gas Price Fluctuations

                  Fluctuations in the price of crude oil and natural gas significantly affect the Company's operations and the value of its assets. As a result of the instability and volatility of crude oil and natural gas prices, financial institutions have become more selective in the energy lending area and have reduced the percentage of existing reserves that may qualify for the borrowing base to support energy loans.

                  The Company's principal source of cash flow is the production and sale of its crude oil and natural gas reserves which are depleting assets. Cash flow from oil and gas production sales depends upon the quantity of production and the price obtained for that production. An increase in prices permits the Company to finance its operations to a greater extent with internally-generated funds, allow the Company to obtain equity financing more easily and lessens the difficulty of attracting financing alternatives available to the Company from industry partners and nonindustry investors. However, price increases heighten the competition for Leases and Prospects, increase the costs of exploration and development activities and increase the risks associated with the purchase of Producing Properties.

                  A decline in oil and gas prices (i) reduces the cash flow internally generated by the Company, which in turn reduces the funds available for servicing debt and exploring for and replacing oil and gas reserves, (ii) increases the difficulty of obtaining equity financing, (iii) reduces the number of Leases and Prospects available to the Company on reasonable economic terms and (iv) increases the difficulty of attracting financing alternatives available to the Company from industry partners and nonindustry investors. However, price declines reduce the competition for Leases and Prospects and correspondingly reduce the prices paid for Leases and Prospects. Furthermore, exploration and production costs generally decline, although the decline may not be at the same rate of decline of oil and gas prices.

         (e)      Seasonality

                  The results of operations of the Company are somewhat seasonal due to seasonal fluctuations in the price for natural gas. Generally, natural gas prices are higher in the first and fourth quarter of the year due to colder winter weather and resulting higher demand for natural gas during these months. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results on an annual basis.

         (f)      Inflation and Changing Prices

                  Inflation principally affects the costs required to drill, complete and operate oil and gas wells. In recent years, inflation has had a minimal effect on the operations of the Company. Costs have generally declined over the near future due to the decrease in drilling activity in the United States. Unless increasing oil and gas prices spur large increases in industry activities, management believes costs will remain relatively stable over the next year.

         (g)      Capital Resources and Liquidity -- Fiscal 1996 and Fiscal 1995

                  Cash flow from operations before working capital changes of $1,699,672 increased $1,025,165 over the comparable 1995 period. This increase was due a to $1,158,000 increase in oil and gas cash flow, an increase of $199,000 in other income and decreases in interest expense of $15,000 and general and administrative expenses of $3,000, offset by a $345,000 increase in dry-hole costs and a $5,000 increase in current income taxes.. Increased oil and gas operations cash flow before working capital was principally the result of increases in oil and gas prices. The other income increase was due to the receipt of $263,000 from settlement of a gas contract

                  Cash flow from operating activities for the twelve months ending December 31, 1996, of $1,389,376 increased $951,798 over the comparable 1995 period. Changes in working capital reduced cash flow by $73,367 over the comparable 1995 period. Differences in the amount and timing of accrual and payment of payables and the accrual and receipt of revenues account for the changes in working capital.

                  Additions to oil and gas properties and equipment purchases were lower than the comparable period in 1995 due to less amounts of cash being spent on acquisitions in 1996. The decrease in proceeds from debt issued was due only to an advance for drilling in 1996 as compared to the refinancing of the $3.8 million term note and the financing of the P&P Acquisition in the prior year. The decrease in the amount of cash used for debt payments was due principally to the interest only payments on the Revolver since April 1, 1996, compared to the payoff of the remaining principal balance of $2.5 million on the $3.8 million Term Note in the prior year.

                  The Company's operating activities provided net cash of $1,389,376 for the twelve-month period ending December 31, 1996. Sales of minor oil and gas properties in March and June provided cash of $40,000 and sale of real estate in June provided cash of $75,000. During this period, cash from operations, cash from property sales and cash on hand were used to acquire $24,000 of proved properties; $241,000 was spent on workovers, $1,332,000 was spent on exploratory and developmental drilling and $651,000 was spent on the NPC Merger. Of the $1,332,000 spent on drilling, $1,032,000 was through the Brigham Agreement and included completed wells and wells in process. The Company incurred an additional $421,000 in dry-hole costs attributable to wells drilled through the Brigham Agreement. The majority of the remaining drilling funds was spent on developmental wells in the Lake Trammel Field, recompletion of wells in the Lea Field, Lake Pagie Field and Pistol Ridge Field, and a developmental well drilled in the Campbell Field. Of the $241,000 spent on workovers, the majority was spent on work in the Tulk Field, Bismarck Field, Wild Fork Creek Field and Pistol Ridge Field. In the NPC Merger the total acquisition price was $3,251,728. Common stock valued at $1,967,000 and cash of $1,284,728 was used to finance the merger. The Company acquired $633,712 of cash in the NPC Merger, so the net cash paid was $651,016. Also included in the purchase price was the assumption of $385,089 in debt of NPC.

                  Amounts spent on debt retirement represent three months of principal payments on the $5.6 million Term Note. The principal payments on the $5.6 million Term Note were suspended when the Company converted the Term Note to the Revolver on April 1, 1996.

                  The Company had current assets of $1,743,580 and current liabilities of $957,397, which resulted in working capital of $786,183 at December 31, 1996. This was an increase of $1,206,897 from the working capital deficit of $420,714 at December 31, 1995. Working capital increased primarily due to increased cash flow from oil and gas production, cash proceeds from preferred stock sales, a gas contract settlement and no monthly principal payments on the Revolver, offset partially by increased amounts spent on exploratory and developmental drilling. The current maturity of long-term debt in 1996 was lower than in 1995, due mainly to the Revolver requiring only interest payments through September 30, 1997. The Company's current ratio of 4.25, calculated under the terms of the Revolver which excludes stockholder receivables and debt due under the Revolver, is in excess of the 0.90 to 1.00 required.

                  In general, because natural gas and oil reserves are depleted by production, the Company's success is dependent upon the results of its acquisition, development and exploration activities. The Company's strategy is to acquire and develop proved producing and proved undeveloped properties, enhance and exploit its existing properties for reserves and to invest in a limited amount of exploratory and developmental drilling projects. The Company expects to incur a minimum of $1,200,000 in capital expenditures over the next twelve months to drill eight developmental wells in the Spivey Field in Kansas and a minimum of an additional $500,000 to invest in other exploratory and developmental projects. The Company expects to fund its proved property acquisitions through the sale of Common Stock and Convertible Preferred Stock and also through debt-financing with the Bank of Oklahoma. The developmental and exploratory drilling projects will be funded by internally-generated cash flows.

                  In connection with the issuance of 142,107 shares of common stock in the Janex Acquisition, the Company has a contingent obligation to repurchase the shares, upon written notice delivered to the Company, beginning five years after the closing date and continuing for thirty days thereafter, at a price of $6.00 per share. This contingent obligation shall terminate if the Company's stock trades at an ask price of $8.00 or greater for 20 consecutive days during the 36 month period immediately preceding the first day of the fifth year after the closing date (such prices being adjusted for the one-for-two reverse split). The closing date of the Janex Acquisition was November 1, 1993. If the trading market for the Company's stock does not meet the trading limits stated above over the three-year period beginning November 1, 1995 through October 31, 1998, the Company would have to redeem the shares of stock from the original owners upon written request at $6.00 per share beginning November 1, 1998 and ending November 30, 1998. As of December 31, 1996, the Company's Common Stock had not met the trading limits. However, during the year, 71,910 shares of Company Common Stock subject to the repurchase obligation were sold. The Company is unable to determine at this time if it will have to redeem the remaining shares. Depending on the number of shares the Company may have to redeem, the redemption will be financed through internal cash flow or by debt financing. The redemption, if any, is not expected to have a material adverse effect on the operations of the Company. If the Company has to redeem the entire amount through internal cash flow, the redemption could have an adverse effect on the financial position of the Company.

                  In conjunction with the Brigham Agreement, effective April 1, 1996, the Bank converted the existing term loan into the $6.0 million, one-year, revolving line-of-credit described under "Business Development." The Revolver requires monthly payments of interest only at prime plus 1.5% and converts into a term note on March 31, 1997. The term note matures on March 31, 2003 and is payable in 72 equal monthly principal and interest payments at prime plus 1.5%. On October 8, 1996, the Revolver was amended to change the maturity date and conversion date to September 30, 1997. The term note under the amendment matures September 30, 2003 and is payable in 72 equal monthly principal and interest payments at prime plus 1.5%.
The principal balance of the Revolver at December 31, 1996 was $5,186,596.

                  On September 4, 1996, the Company signed a Preferred Stock Agreement with Kaiser-Francis Oil Co. The Preferred Stock Agreement provides for the purchase of 1,666,667 shares of Preferred by Kaiser- Francis over a five-year period, beginning September 4, 1996, with minimum incremental investments of $500,000 each. Each issuance is subject to approval by Kaiser-Francis of the use of proceeds. The Preferred is nonvoting and accrues dividends at 8% per annum, payable quarterly in cash. On December 31, 1996,

166,667 shares of Preferred was issued under the Preferred Stock Agreement to fund a portion of the NPC Energy Corp. acquisition. No other Preferred stock was issued in 1996.

                  The estimated drilling budget for the period January 1, 1997 to March 31, 1997 under the Brigham Agreement is $899,440. The actual advances to Brigham for the three-month period ended March 31, 1997 amounted to $230,520.

                  The Company drilled a successful developmental well in Harper County, Kansas, in the Spivey Field, in January, 1997, for an estimated cost to the Company of $83,000. The Company successfully recompleted the A.J. Danner well in March, 1997, at an estimated total cost to the Company of $85,000. As of March 15, 1997, the Company had approved expenditures for developmental work in the Lake Trammel Field, one developmental well in the Spivey Field and an exploratory well Prospect in Tyler County, Texas for estimated total costs to the Company of $110,000, $80,000 and $41,000, respectively.

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

         (h)      Capital Expenditures -- Fiscal 1996 and Fiscal 1995

                  Total capital expenditures for oil and gas properties in fiscal 1996 and 1995 were $4,214,982 and $3,266,267, respectively. The majority of the expenditures was for proved property acquisitions.

                  On December 31, 1996 the Company closed the NPC Merger. The total acquisition price was $3,251,728, which was financed by $1,967,000 in common stock and the remainder in cash.

                  On February 23, 1995, the Company closed the P&P Acquisition. The acquisition price was $3,885,000, subject to certain adjustments, with an effective date of March 1, 1994. The Company received approximately $1,300,00 of net oil and gas revenues from March 1, 1994 to closing and incurred other costs related to the acquisition, resulting in a net cost for the P&P Acquisition of $2,798,000. The acquisition was financed entirely through the Company's credit facility with the Bank of Oklahoma.

                  During 1996, the Company advanced $1,452,980 in drilling and completion costs through the Brigham Agreement. Of the total advanced, $1,142,090 was spent on successful and unsuccessful wells and $310,890 was spent on wells in process at December 31, 1996.

                  Excluding the commitments through the Brigham Agreement, the timing of most of the Company's capital expenditures is discretionary because the Company has no material long-term commitments. The Company's funding obligations through the Brigham Agreement will terminate on March 31, 1997. The level of the Company's capital expenditures will vary in future periods, depending on energy market conditions and other related economic factors. The Company anticipates that its cash flow from operations will be adequate to fund the drilling of eight developmental wells in the Spivey Field in Kansas estimated at $1,200,000 and a minimum of $500,000 in additional expenditures for exploratory and developmental drilling. As of March 15, 1997, the Company has $3,000,000 available through its Convertible Preferred Stock Purchase Agreement with Kaiser-Francis and $800,000 available through its $6.0 million Revolver. The Company expects to use the funds available from the Preferred Stock and Revolver to finance proved property acquisitions. Whenever possible, the Company will use funds from the sale of Common Stock to finance acquisitions and drilling projects.

                  The Company's liquidity position and current and anticipated cash flows from operations are expected to remain adequate for its general requirements over the next twelve months.

ITEM 7.     FINANCIAL STATEMENTS

         The Company's financial statements for the years ended December 31, 1996 and 1995 and the report of Schultz, Watkins & Company, independent accountants, thereon are included in this Item 7.



         [The remainder of this page has been intentionally left blank]

                          MIDDLE BAY OIL COMPANY, INC.

                          AUDITED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995









                                                 SCHULTZ, WATKINS & COMPANY
                                                 CERTIFIED PUBLIC ACCOUNTANTS
                                                 JACKSON,  MISSISSIPPI

                                TABLE OF CONTENTS


                                                                        Page
                                                                         No.
                                                                        ----
Independent Auditor's Report. . . . . . . . . . . . . . . . . . . .       1

Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . .       2

Statements of Operations. . . . . . . . . . . . . . . . . . . . . .       3

Statements of Changes in Stockholders' Equity . . . . . . . . . . .       4

Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . .       5

Notes to Financial Statements. . . . . . .  . . . . . . . . . . . .       6

                     [SCHULTZ, WATKINS & COMPANY LETTERHEAD]


                          Independent Auditor's Report



Board of Directors and Stockholders
Middle Bay Oil Company, Inc.


        We have audited the accompanying balance sheets of Middle Bay Oil Company, Inc. as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Middle Bay Oil Company, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





/s/ Schultz, Watkins & Company


Jackson, Mississippi
February 14, 1997

                          MIDDLE BAY OIL COMPANY, INC.

                                 Balance Sheets
                                   December 31

                                     ASSETS

                                                                   1996            1995
                                                                -----------     -----------
CURRENT ASSETS
  Cash                                                          $   556,026     $    80,791
  Accounts receivable - trade                                     1,129,417         880,715
  Other current assets                                               58,137          52,785
                                                                -----------     -----------
           Total current assets                                   1,743,580       1,014,291

NON-CURRENT ASSETS
  Accounts receivable-stockholder (Note 3)                          159,215         132,547

PROPERTY (At Cost)(Substantially Pledged)(Notes 1 & 4)
  Oil and gas (successful efforts method)                        16,252,576      11,400,288
  Land                                                                  -            54,414
  Office building and other                                         354,603         350,676
                                                                -----------     -----------
                                                                 16,607,179      11,805,378
  Less accumulated depletion and depreciation                     5,332,517       3,976,923
                                                                -----------     -----------
                                                                 11,274,662       7,828,455

OTHER ASSETS                                                          7,523           9,459
                                                                -----------     -----------

                                                                $13,184,980     $ 8,984,752
                                                                ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturity of long-term debt (Note 4)                   $   554,601     $   810,861
  Accounts payable and accrued expenses                             402,796         624,144
                                                                -----------     -----------
           Total current liabilities                                957,397       1,435,005

LONG-TERM DEBT (Note 4)                                           5,158,477       4,195,391

DEFERRED INCOME TAXES (Notes 1 & 5)                                 610,785             495

REDEEMABLE COMMON STOCK (Note 8)                                    421,179         852,642

STOCKHOLDERS' EQUITY
  Preferred stock, $.02 par, 2,500,000 shares authorized
   with 1,666,667 shares designated as Series A, none
   other issued                                                         -               -
  Cumulative convertible Series A 8% preferred stock, $6
   stated value, 1,666,667 designated, 166,667 shares
   issued and outstanding in 1996 ($1,000,000 aggregate
   liquidation preference at 12/31/96) (Note 8)                   1,000,000             -
  Common stock, $.02 par, 5,000,000 shares
    authorized, 1,880,917 issued and outstanding
    in 1996 and 1,318,917 in 1995 (Note 8)                           37,618          26,378
  Additional paid-in capital                                      6,049,442       4,093,682
  Less redeemable common stock (Note 8)                            (421,179)       (852,642)
  Deficit                                                          (560,699)       (766,199)
  Less cost of treasury stock (21,773 shares)                       (68,040)            -
                                                                -----------     -----------
                                                                  6,037,142       2,501,219
                                                                -----------     -----------

  COMMITMENTS AND CONTINGENCIES (Note 9)

                                                                $13,184,980     $ 8,984,752
                                                                ===========     ===========


                 See accompanying notes to financial statements.
                                       -2-

                          MIDDLE BAY OIL COMPANY, INC.

                            Statements of Operations
                             Years Ended December 31



                                                                    1996            1995
                                                                -----------     -----------
REVENUE
     Oil and gas sales                                          $ 4,474,786     $ 3,238,280
     Gain on sale of oil and gas properties                          37,815         125,550
     Other                                                          373,820         174,816
                                                                -----------     -----------
                                                                  4,886,421       3,538,646
COSTS AND EXPENSES
     Operating expenses, including production taxes               1,516,011       1,436,869
     Abandonment costs                                              428,598          83,107
     Depletion, depreciation and amortization                     1,462,196       1,221,263
     Interest                                                       504,945         520,419
     General and administrative                                     694,300         698,194
                                                                -----------     -----------
                                                                  4,606,050       3,959,852
                                                                -----------     -----------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                   280,371        (421,206)

INCOME TAX EXPENSE (BENEFIT) (Note 5)
     Current                                                          5,079             -
     Deferred                                                        69,792         (90,153)
                                                                -----------     -----------
                                                                     74,871         (90,153)
                                                                -----------     -----------

NET INCOME (LOSS)                                               $   205,500     $  (331,053)
                                                                ===========     ===========


NET INCOME (LOSS) PER SHARE
   On a common and common equivalent share                      $       .15     $      (.25)
                                                                ===========     ===========
   On a fully diluted basis                                     $       .15     $      (.25)
                                                                ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Primary                                                        1,332,141       1,318,917
                                                                ===========     ===========
   Fully Diluted                                                  1,358,662             -
                                                                ===========     ===========




                 See accompanying notes to financial statements.
                                       -3-

                          MIDDLE BAY OIL COMPANY, INC.

                  Statements of Changes in Stockholders' Equity
                     Years Ended December 31, 1996 and 1995


                                        Preferred                   Common           Additional
                                          Stock                     Stock              Paid-in
                                   Shares       Amount       Shares       Amount       Capital      Deficit       Total
                                 ----------   ----------   ----------   ----------   ----------   ----------    ----------

BALANCE - 1/01/95                       -            -      1,318,917       26,372   $4,093,682   $ (435,146)   $3,684,908

Less redeemable common
  stock (Note 8)                        -            -            -            -       (852,642)         -        (852,642)
Share consolidation                     -            -            -              6          -            -               6
Net loss                                -            -            -            -            -       (331,053)     (331,053)
                                 ----------   ----------   ----------   ----------   ----------   ----------    ----------

BALANCE - 12/31/95                      -            -      1,318,917       26,378    3,241,040     (766,199)    2,501,219

Common stock issued
  in acquisition of
  NPC Energy Corp.                      -            -        562,000       11,240    1,955,760          -       1,967,000
Preferred stock
  issued                            166,667    1,000,000          -            -            -            -       1,000,000
Conversion of
  redeemable common
  stock to common
  stock                                 -            -            -            -        431,463          -         431,463
Net income                              -            -            -            -            -        205,500       205,500
                                 ----------   ----------   ----------   ----------   ----------   ----------    ----------


BALANCE - 12/31/96                  166,667    1,000,000    1,880,917       37,618   $5,628,263   $ (560,699)    6,105,182
                                 ==========   ==========   ==========   ==========   ==========   ==========    ==========

Less cost of treasury
  stock acquired in
  1996 (21,773 shares)                                                                                             (68,040)
                                                                                                                ----------
                                                                                                                $6,037,142



                 See accompanying notes to financial statements.
                                       -4-

                          MIDDLE BAY OIL COMPANY, INC.

                            Statements of Cash Flows
                             Years Ended December 31


                                                                   1996            1995
                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                              $   205,500     $  (331,053)
  Depletion, depreciation and amortization                        1,462,194       1,221,263
  Gain on sale of assets                                            (37,814)       (125,550)
  Other                                                               7,648         (31,242)
  Increase (Decrease) in deferred taxes                              69,792         (90,153)
  Increase in receivables                                           (14,487)       (443,817)
  (Decrease) Increase in payables                                  (303,457)        238,130
                                                                -----------     -----------

      Net cash provided by operating activities                   1,389,376         437,578

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for purchase of NPC Energy Corp.,
    net of cash acquired                                           (651,016)            -
  Capital expenditures:
    Oil and gas properties                                       (1,596,966)     (3,266,267)
      Office building and other                                      (8,188)         (9,873)
  Proceeds from sales of:
    Oil and gas properties                                           40,000         523,196
    Timberland                                                       75,000             -
  Advances to stockholder-net                                       (26,668)        (68,148)
                                                                -----------     -----------

      Net cash (used in) investing activities                    (2,167,838)     (2,821,092)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of bank loans                                            529,596       5,628,000
  Principal payments on loans                                      (207,859)     (3,347,211)
  Proceeds from issuance of preferred stock                       1,000,000             -
  Purchases of treasury stock                                       (68,040)            -
                                                                -----------     -----------

    Net cash provided by financing
     activities                                                   1,253,697       2,280,789
                                                                -----------     -----------

NET INCREASE (DECREASE) IN CASH FOR THE YEAR                        475,235        (102,725)

CASH - Beginning of year                                             80,791         183,516
                                                                -----------     -----------

CASH - End of year                                              $   556,026     $    80,791
                                                                ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                    $   504,945     $   520,419
                                                                ===========     ===========
    Income taxes                                                $     5,079      $      -
                                                                ===========     ===========
  Non-cash investing and financing activities:
    Common stock issued in acquisition
     of NPC Energy Corp.                                        $ 1,967,000      $      -
                                                                ===========     ===========
    Conversion of redeemable common stock to
     common stock (net of treasury shares
     acquired)                                                  $   363,423      $      -
                                                                ===========     ===========


                 See accompanying notes to financial statements.
                                       -5-

                          MIDDLE BAY OIL COMPANY, INC.

                          Notes to Financial Statements
                           December 31, 1996 and 1995



(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

         Middle Bay Oil Company, Inc. (the Company), was incorporated under the laws of the State of Alabama on November 30, 1992. The Company is engaged in the acquisition, development and production of oil and natural gas in the contiguous United States.

     Significant Accounting Policies

         The Company's accounting policies reflect industry standards and conform to generally accepted accounting principles. The more significant of such policies are described below.

     Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company classifies all cash investments with original maturities of three months or less as cash.

   Oil and Gas Property

         The Company follows the successful efforts method of accounting for oil and gas properties and accordingly, capitalizes all direct costs incurred in connection with the acquisition, drilling and development of productive oil and gas properties. Costs associated with unsuccessful exploration and development are charged to expense currently. Geological and geophysical costs and costs of carrying and retaining unevaluated properties are charged to expense. Depletion, depreciation and amortization of capitalized costs are computed separately for each property based on the unit-of-production method using only proved oil and gas reserves. In arriving at such rates, commercially recoverable reserves have been estimated by independent petroleum engineering firms. The Company reviews its undeveloped properties continually and charges them to expense on a property by property basis when it is determined that they have been condemned by dry holes, or will not be retained, sold or drilled upon.

     Site Restoration, Dismantlement & Abandonment Costs

         Site restoration, dismantlement and abandonment costs (P&A costs) are common in the oil and gas industry in which the Company conducts operations. P&A costs are costs associated with removing the facilities and equipment required to operate a well and restoring the well site to specified conditions. P&A procedures are governed by federal and state regulations and contractual obligations. P&A costs are incurred when the oil and gas reserves of a well or wells are depleted or when production drops to the point that it is no longer economically feasible to produce.

         The Company, in conjunction with its independent engineers and the operators of wells, continually reviews its working interests with respect to potential P&A costs. When conditions require that a well be abandoned, the appropriate accounting procedures are followed. When a well or the last well of a group of proved properties ceases to produce or is no longer economically feasible to produce, the entire cost related to the well or group of wells, which includes estimated future dismantlement and abandonment cost, is written off and gain or loss is recognized. Any additional liabilities arising from P&A costs, net of salvage value of the equipment, are accrued in the financial statements and charged to expense in the current period.

                          MIDDLE BAY OIL COMPANY, INC.

                          Notes to Financial Statements
                           December 31, 1996 and 1995
                                   (Continued)


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Site Restoration, Dismantlement & Abandonment Costs (continued)

         P&A costs are considered in the proved oil and gas reserve estimates as disclosed in Note 11 - Supplemental Oil and Gas Reserve Information; and, if material, the present value of the reserves is reduced accordingly.

         As of December 31, 1996 and 1995, the P&A costs accrued were immaterial.

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS #121) was issued in March 1995. This statement requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs.

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

         In the fourth quarter of 1996 and 1995, the Company's proved properties were assessed for impairment on an individual field basis and the Company recorded an impairment provision of $277,483 and $156,071, respectively, attributable to certain producing properties.

         Prior to the adoption of SFAS #121, the Company assessed its proved oil and gas properties on an individual field basis using management's best estimate of the expected future cash flows from the producing properties.

     Other Property and Equipment

         Property and equipment are stated at cost and depreciation is computed on the accelerated method over the appropriate life for the property. Additions and betterments which provide benefits to several periods are capitalized.

     Income Taxes

         The Company uses the asset and liability method of accounting for income taxes required by Statement of Financial Accounting Standards No. 109. Under the asset and liability method, deferred tax assets and liabilities are determined by applying enacted statutory tax rates applicable to future years to the difference between the financial statement and tax bases of assets and liabilities.

                          MIDDLE BAY OIL COMPANY, INC.

                          Notes to Financial Statements
                           December 31, 1996 and 1995
                                   (Continued)


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Concluded)

     Stock-based Compensation

         In October 1995, the Financial Accounting Standards issued SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based compensation plans. Effective for fiscal years beginning after December 31, 1995, the statement provides the option to continue under the accounting provisions of APB Opinion 25, while requiring pro forma footnote disclosures of the effects on net income and earnings per share, calculated as if the new method had been implemented. The Company has adopted the financial reporting provisions of SFAS No. 123 for 1996, but will continue under the accounting provisions of APB Opinion 25.

     Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Earnings (Loss) Per Share

         Primary earnings (loss) per common and common stock equivalent share data is computing by dividing net income (loss) of $205,500 and $(331,053) by the weighted average number of common shares outstanding during each period. Shares issuable upon exercise of options are included in the computation of earnings per common and common equivalent share to the extent they are dilutive. Fully diluted earnings (loss) per common share also assumes the exercise of the convertible preferred stock if such conversion has a dilutive effect.

         For the year ended December 31, 1996, the exercise of the stock options had a dilutive effect. Accordingly, the income per share calculation is based on the weighted average common shares outstanding plus the dilutive effect of the common stock equivalents. The effect of the convertible preferred stock was not significant because it was outstanding for only one day of the year ended December 31, 1996. No common stock equivalents were outstanding for the year ended December 31, 1995.

     Concentrations of Credit Risk

         Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash investments with high credit qualified financial institutions. Risk with respect to receivables is concentrated primarily in current production revenue receivable from multiple oil and gas producers, both major and independent, and is typical in the Industry.

                          MIDDLE BAY OIL COMPANY, INC.

                          Notes to Financial Statements
                           December 31, 1996 and 1995
                                   (Continued)


(2)  ACQUISITIONS

        On December 31, 1996, NPC Energy Corporation (NPC), an Oklahoma corporation, merged into the Company in accordance with the Agreement and Plan of Merger (Merger) dated December 17, 1996. NPC is a privately-owned domestic exploration and production company with assets located primarily in Kansas and Oklahoma. Pursuant to the Merger, the Company issued 562,000 shares of its common stock valued at $3.50 per share and paid $1,226,400 in cash in exchange for all of the stock of NPC, resulting in total consideration paid of $3,193,400. The Company used the proceeds from the sale of 166,667 shares of convertible preferred stock to finance a portion of the acquisition price. The NPC Merger added approximately 503 thousand barrels of oil and 3.1 billion cubic feet of gas to the Company's proved reserves. The Merger was accounted for as a purchase.

        The following information represents unaudited pro-forma results of operations of the Company for the years ended December 31, 1996 and 1995, as if the acquisition had occurred at the beginning of 1995. The information is presented for comparative purposes only and is not necessarily indicative of the results that would have been obtained had this acquisition been consummated as presented. The following reflects pro forma adjustments for the crude oil and natural gas sales, costs and expenses, depletion, depreciation and amortization, and preferred stock dividends:

                                        Pro Forma (Unaudited)
                                            (In Thousands
                                        except per share data)
                                          1996          1995
                                        -------        --------
     Revenues                           $6,476         $5,719
     Net Loss                              294           (100)
     Net Loss per share                 $ 0.22         $(0.05)

        On February 23, 1995, the Company completed the acquisition of producing oil and gas properties, principally working interest, from Parker & Parsley Development, LP, a Texas limited partnership. The acquisition added approximately 415 thousand barrels of oil and 2.3 billion cubic feet of natural gas to the Company's proved reserves.

        The cost of $2,798,685, net after various post-closing adjustments, was paid in cash financed by an increase in the Company's term loan. The acquisition was accounted for as a purchase.

        The following information represents unaudited pro-forma results of operations of the Company for the years ended December 31, 1995 and 1994, as if the acquisition had occurred at the beginning of 1994. The information is presented for comparative purposes only and is not necessarily indicative of the results that would have been obtained had this acquisition been consummated as presented. The following reflects pro forma adjustments for the crude oil and natural gas sales, costs and expenses, depletion, depreciation and amortization, and interest expense on additional borrowed funds:

                                        Pro Forma (Unaudited)
                                            (In Thousands
                                        except per share data)
                                          1995          1994
                                        -------       --------
     Revenues                           $3,944         $4,439
     Net Loss                             (338)          (344)
     Net Loss per share                 $(0.26)        $(0.31)

                          MIDDLE BAY OIL COMPANY, INC.

                          Notes to Financial Statements
                           December 31, 1996 and 1995
                                   (Continued)


(3)  RELATED PARTY TRANSACTIONS

         The Company had a note receivable from Bay City Energy Group, Inc. (successor entity to Bay City Minerals, Inc., effective September 26, 1995) a significant stockholder, as of December 31, 1996 and 1995 in the amount of $159,215 and $132,547, respectively. The principal balance of the note accrues interest at 5% annually and is due January 1, 2001. The note is secured by 75,000 shares of Company common stock. Bay City Energy Group, Inc. made cash payments to the Company of $0 and $17,928 and was advanced $26,668 and $86,076 during the years ended December 31, 1996 and 1995, respectively. Interest of $20,210 was accrued on the note as of December 31, 1996.


(4)  LONG - TERM DEBT

                                                                                1996         1995
                                                                             ----------   ----------
Convertible loan for $6,000,000 due September 30, 1997, secured by oil and gas properties, monthly payments of interest only at 1.5% over prime, convertible into a 72 month
  term note on September 30, 1997                                            $5,186,596   $        -

Term note due August 31, 1998, secured by
  oil and gas properties, repayable in
  monthly installments of $27,590 plus
  interest at 9.5%                                                              385,089            -

Term note for $5,628,000, due February 1, 2002, secured by oil and gas properties, repayable in monthly installments of of $67,000 plus interest at 1.5% over
  prime                                                                               -    4,858,000

Note due January 1, 1999, secured by office
  building, repayable in monthly installments
  of $1,511, including interest at 7 3/4%                                       141,393      148,252
                                                                             ----------   ----------

Total                                                                         5,713,078    5,006,252

Less current maturities                                                         554,601      810,861
                                                                             ----------   ----------

Long-term debt excluding current maturities                                  $5,158,477   $4,195,391
                                                                             ==========   ==========


         The $6,000,000 convertible loan and the $385,089 note payable, contain certain restrictive provisions, the most significant of which restricts additional borrowings, either directly or indirectly, and payment of dividends. At December 31, 1996, the Company was in compliance with all covenants specified in the agreements.

         Aggregate amounts of expected required repayments of long-term debt at December 31, 1996 are as follows:


                                     1997                 $   554,601
                                     1998                     926,448
                                     1999                     864,432
                                     2001                     864,432
                                     2002                     864,432
                                    Thereafter              1,638,733
                                                           ----------

                                                          $ 5,713,078
                                                           ==========

                          MIDDLE BAY OIL COMPANY, INC.

                          Notes to Financial Statements
                           December 31, 1996 and 1995
                                   (Continued)


(5)  INCOME TAXES

         Income tax expense (benefit) for the years ended December 31 consisted of the following:

                                                              1996         1995
                                                           ---------    ---------
     Current                                               $   5,079       $    -
     Deferred                                                 69,792      (90,153)
                                                           ---------    ---------
         Total                                             $  74,871    $ (90,153)
                                                           =========    =========


         The reconciliation of income taxes computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows:

                                                              1996         1995
                                                           ---------    ---------
     Income tax expense (benefit) at statutory rate        $  92,595    $(143,210)
     Decrease due to NOL carryforward                        (79,500)     (85,072)
     Increase due to NOL not yet recognized                  151,762      143,483
     Decrease due to AMT credit carryforward                       -      (26,106)
     Decrease due to effect of graduated tax rates           (96,740)        (115)
     Increase due to state taxes and other                     6,754       20,867
                                                           ---------    ---------

     Income tax expense (benefit)                          $  74,871    $ (90,153)
                                                           =========    =========



         The Company's net deferred tax liability at December 31, 1996 and 1995 is as follows:

                                                             1996         1995
                                                           ---------    ---------
     Deferred tax liability
         Oil and gas properties                            $ 817,079    $ 144,453

     Deferred tax asset
         NOL Carryforward                                   (164,076)     (85,072)
         AMT tax credit carryforward                         (36,482)     (36,482)
         Other                                                (5,736)     (22,403)

     Valuation allowance                                           -            -
                                                           ---------    ---------

     Net deferred tax liability                            $ 610,785    $     496
                                                           =========    =========


         As of December 31, 1996, the Company had net operating loss carryforwards of $836,665 expiring in the years, 2009 and 2010, and minimum tax credit carryforwards of $36,482.

                          MIDDLE BAY OIL COMPANY, INC.

                          Notes to Financial Statements
                           December 31, 1996 and 1995
                                   (Continued)


(6)  RETIREMENT PLAN AND OTHER EMPLOYEE BENEFITS

         All employees of the Company participate in a defined contribution profit-sharing plan which provides for a maximum discretionary Company contribution of 15% of total wages paid to employees for the year. The Company contributed $5,000 and $30,000 to the plan for the years ended December 31, 1996 and 1995, respectively.

         In 1995, the Company adopted an employee incentive award plan which provides for a 1% net profit interest in all oil and gas property acquisitions and divestitures and in drilling prospects acquired or made after January 1, 1994. Awards to employees are determined by the Compensation Committee of the Board of Directors. The Company paid $6,916 and $30,000, into the plan for the years ended December 31, 1996 and 1995, respectively.


(7)  STOCK OPTION AND STOCK APPRECIATION RIGHTS PLAN

         At December 31, 1996, the Company has one fixed stock option plan, the 1995 Stock Option and Stock Appreciation Rights Plan (1995 Plan). The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the plan; and accordingly, no compensation cost has been recognized. Had compensation cost for the Company's 1995 Plan been determined based on the fair value at the grant date for awards under the 1995 Plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                                          1996
                                                                                                        --------
         Net income                                                       As reported                   $205,500
                                                                          Pro forma                       88,034

         Primary earnings per share                                       As reported                   $   0.15
                                                                          Pro forma                         0.07

         Fully diluted earnings per share                                 As reported                   $   0.15
                                                                          Pro forma                         0.07

         The 1995 Plan

         On May 31, 1996, the Board of Directors granted options to acquire 125,000 shares of Company common stock under the 1995 Plan to key employees and non-employee directors. All of the options vested on the grant date of May 31, 1996 with an exercise price of $2.50 per share, which was equal to the fair market value of common stock on the date of grant. The options expire ten years from the date of grant if not exercised. The 1995 Plan is administered by the Compensation Committee of the Board of Directors.

         Information regarding the 1995 Plan is summarized below:

                                                                              Year ended
                                                                           December 31, 1996
                                                                           -----------------
         Options outstanding at beginning of period........                        -
         Granted...........................................                     125,000
         Exercised.........................................                        -
         Surrendered or forfeited..........................                        -
                                                                               --------
         Options outstanding at end of period..............                     125,000
                                                                               ========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants in 1996: no dividend yield; expected volatility of 50.41 percent; risk-free interest rate of 6.38 percent; and expected life of 3 years.

                          MIDDLE BAY OIL COMPANY, INC.

                          Notes to Financial Statements
                           December 31, 1996 and 1995
                                   (Continued)


(8)  STOCKHOLDERS' EQUITY

          On September 4, 1996, the Company executed a stock purchase agreement (the Agreement) with Kaiser-Francis Oil Company. Kaiser-Francis has agreed to purchase 1,666,667 shares of Series A Preferred Stock (the Preferred) at $6.00 per share, for a total investment of $10,000,000. The parties have agreed to a five-year purchase period, effective September 4, 1996, with minimum incremental investments of $500,000 each. Each issuance of the Preferred is subject to approval by Kaiser-Francis of the use of the proceeds. The Preferred is nonvoting and accrues dividends at 8% per annum, payable quarterly in cash and is convertible at any time, after issuance and until January 1, 1998, into shares of common stock at the rate of two shares of common stock for each share of Preferred. After January 1, 1998, the conversion rate decreases at 8% per annum. The Company will pay the costs of registration of the Preferred or the underlying common stock under the Securities Act of 1933 upon request of Kaiser-Francis. The Company may redeem the Preferred in whole or in part, at any time after January 1, 2007 at a price of $6.00 per share. As of December 31, 1996, 166,667 shares of the Preferred had been issued.

         On April 1, 1996, the Board of Directors authorized the repurchase of up to $100,000 of Company common stock at a per share price not to exceed $3.25, excluding brokerage costs. As of December 31, 1996, the Company had purchased 21,773 shares of common stock at a cost of $68,040.

         On March 21, 1995 the Company effected a one-for-two reverse stock split (share consolidation) of its capital stock, thereby changing authorized common stock from 10,000,000 shares of $.01 par value to 5,000,000 shares of $.02 par value. The issued and outstanding shares of common stock were thus reduced from 2,637,257 to 1,318,629 shares. The Company's authorized preferred was reduced from 5,000,000 shares of $.01 par value to 2,500,000 shares of $.02 par value.

         The Company has a contingent obligation to repurchase the 142,107 common shares issued in the Janex Acquisition, upon written notice delivered to the Company, beginning five years after the closing date November 1, 1993, and continuing for thirty days thereafter, at a price of $6.00 per share. This obligation shall terminate if the Company's stock trades at a share price of $8.00 or greater for twenty consecutive days during the thirty-six month period ending November 1, 1998. As of December 31, 1996, the price of the Company's common stock had not met the trading limits. As of December 31, 1996, 71,910 shares subject to the repurchase obligation had been sold, thus leaving 70,197 shares subject to redemption. The value of the remaining shares at the $6.00 redemption price per share is carried in the balance sheet as Redeemable Common Stock.

                          MIDDLE BAY OIL COMPANY, INC.

                          Notes to Financial Statements
                           December 31, 1996 and 1995
                                   (Continued)


(9)  COMMITMENTS AND CONTINGENCIES

         The Company is obligated under the terms of certain operating leases for office equipment through December, 1997, with future minimum rental payments of $8,076.

         On April 3, 1996, the Company entered into a Joint Expense and Participation Agreement with Brigham Oil and Gas, L.P. (Brigham), through which the Company is participating in the drilling of approximately eighty-seven onshore wells over the twelve month period beginning April 1, 1996. The Company is committed to fund $1,500,000 in drilling costs over this period. As of December 31, 1996, the Company had advanced $1,271,914 in drilling costs to Brigham. The amount required to be deposited into the escrow account at January 1, 1997 to cover the drilling and completion costs for the three month period ending March 31, 1997 was $899,440.

         The Company is a defendant in various other legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or result of operations of the Company.


(10)  SUBSEQUENT EVENTS

         On February 10, 1997, the Company executed a definitive merger agreement with Bison Energy Corporation (Bison), whereby Bison will be acquired as a wholly owned subsidiary. The Merger will add reserves of approximately 607 million barrels of oil and natural gas liquids, and approximately 2.58 billion cubic feet of natural gas located primarily in the Spivey-Grabs Field, Kingman and Harper Counties, Kansas. Bison has 120 operated wells in Kansas through its wholly owned subsidiary, Bison Production Company. In addition, the Company will acquire approximately 9,000 acres of undeveloped leases, an interest in the Spivey-Grabs gas processing plant,and operating facilities in Attica, Kansas and Cushing, Oklahoma.

         Pursuant to the terms of the agreement, the Company will issue 1,167,556 shares of its common stock and cancel 562,000 shares of its common stock presently held by Bison for a net increase of 605,556 shares. The balance of the purchase price will consist of cash of $5,900,000 to be funded by Kaiser-Francis Oil Company through its Preferred Stock Agreement with the Company. The transaction is expected to be closed no later than February 28, 1997.

                          MIDDLE BAY OIL COMPANY, INC.

                          Notes to Financial Statements
                           December 31, 1996 and 1995
                                   (Continued)


(11)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

         CAPITALIZED COSTS AND COSTS INCURRED (UNAUDITED)

         The following tables present the (1) capitalized costs related to oil and gas producing activities and the related depreciation, depletion and amortization and (2) costs incurred in oil and gas property acquisition and exploration and development activities (in thousands).

                                                             1996         1995
                                                           ---------    ---------
     Capitalized Costs
     -----------------
      Proved properties                                    $  15,561    $  10,709
      Nonproducing leasehold                                     376          378
      Support equipment & facilities                             315          313
      Accumulated depreciation, depletion & amortization      (5,237)      (3,905)
                                                           ---------    ---------
      Net                                                  $  11,015    $   7,495
                                                           =========    =========

     Costs Incurred
     --------------
      Proved properties                                    $   3,402    $   2,811
      Unproved properties                                          -           38
      Exploration costs                                        1,453            -
      Development costs                                          540          500
                                                           ---------    ---------
       Total                                               $   5,395    $   3,349
                                                           =========    =========

     Depreciation, depletion and amortization              $   1,433    $   1,187
                                                           =========    =========

         ESTIMATED QUANTITIES OF RESERVES (UNAUDITED)

         The Company has interests in oil and gas properties that are principally located in Alabama, Louisiana, Kansas, New Mexico, Oklahoma and Texas. The Company does not own or lease any oil and gas properties outside the United States. There are no quantities of oil or gas subject to long-term supply or similar agreements with any governmental agencies.

         The Company retains independent engineering firms to provide annual year-end estimates of the Company's future net recoverable oil, gas and natural gas liquids reserves. The information for 1996 and 1995 is based upon estimates prepared by Lee Keeling and Associates, Inc., and Cawley, Gillespie & Associates, Inc., which were engaged to perform an evaluation of the Company's oil and gas reserves. The reserve information was prepared in accordance with Statement of Financial Accounting Standards No. 69. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

                          MIDDLE BAY OIL COMPANY, INC.

                          Notes to Financial Statements
                           December 31, 1996 and 1995
                                   (Continued)


(11)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Continued)

         Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:


        ESTIMATED QUANTITIES OF RESERVES (UNAUDITED)

                                                 Years Ended
                                                 December 31
                                --------------------------------------------
                                         1996                   1995
                                ----------------------  --------------------

                                   Oil         Gas          Oil      Gas
Proved Reserves                  (Barrels)    (Mcf)     (Barrels)   (Mcf)
---------------                 ----------  ----------  --------- ----------
Beginning of year                 777,550   6,370,830    541,556  4,772,579
Revisions of previous estimates   157,099      44,543        (84)   604,718
Extensions and discoveries         76,492     392,275       -          -
Purchases of reserves in place    503,156   3,139,299    397,855  2,340,487
Sale of reserves in place         (15,726)       -       (54,752)  (430,000)
Production for the year          (108,626)   (982,709)  (107,025)  (916,954)
                                ----------  ----------  --------- ----------

End of year                     1,389,945   8,964,238    777,550  6,370,830
                                =========   ==========  ========= =========

Proved Developed Reserves

Beginning of year                 770,334   6,306,604    541,556  4,772,579
                                ==========  ==========  ========= =========

End of year                     1,266,421   8,142,820    770,334  6,306,604
                                ==========  ==========  ========= =========


       STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS FROM PROVED RESERVES (UNAUDITED)

         The following is a summary of the standardized measure of discounted net cash flows related to the Company's proved oil and gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves are computed using oil and gas prices as of the end of each period presented. Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income taxes were calculated by applying statutory tax rates (based on current law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

         The Company cautions against using this data to determine the value of its oil and gas properties. To obtain the best estimate of the fair value of the oil and gas properties, forecasts of future economic conditions, varying discount rates, and consideration of other than proved reserves would have to be incorporated into the calculation. In addition, there are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production that impair the usefulness of the data.

                          MIDDLE BAY OIL COMPANY, INC.

                          Notes to Financial Statements
                           December 31, 1996 and 1995
                                   (Concluded)


(11)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (Concluded)

      STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS FROM PROVED RESERVES (UNAUDITED)

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves are summarized as follows (in thousands):

                                                                December 31
                                                           ----------------------
                                                              1996         1995
                                                           ---------    ---------
       Future cash inflows                                 $  61,813    $  26,192
       Future production costs and development costs         (25,873)     (10,860)
       Future income tax expenses                             (7,361)      (1,709)
                                                           ---------    ---------
       Future net cash flows                                  28,579       13,623
       10% discount to reflect timing of cash flows          (10,716)      (4,373)
                                                           ---------    ---------
       Standardized measure of discounted
           future net cash flows                           $  17,863    $   9,250
                                                           =========    =========


         The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):


                                                                Years Ended
                                                                December 31
                                                           ----------------------
                                                              1996         1995
                                                           ---------    ---------
     Beginning of year                                     $   9,250    $   5,785
     Sales of oil and gas, net of production cost             (2,959)      (1,801)
     Net changes in prices and production cost                 8,521        1,612
     Extension and discoveries                                 1,966            -
     Purchase of reserves                                      6,006        3,202
     Sale of reserves                                            (29)        (478)
     Revisions of quantity estimates                          (2,551)         822
     Net change in income taxes                               (3,382)        (533)
     Accretion of discount                                     1,041          641
                                                           ---------    ---------

     End of year                                           $  17,863    $   9,250
                                                           =========    =========


         During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on the crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company's crude oil. The year end prices of oil and gas at December 31, 1996 and 1995, used in the above table were $24.50 and $17.50 per barrel of oil, respectively, and $3.70 and $2.03 per thousand cubic feet of gas, respectively.

                                    PART III


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         (a)      Executive Officers and Directors

                  The following table sets forth the executive officers and directors of the Company as of December 31, 1996. All directors serve for a one-year term or until the next Annual Meeting of Shareholders of the Company. The Board of Directors held five meetings during the fiscal year ended December 31, 1996. Each director attended all meetings of the Board. Executive officers serve at the pleasure of the Board of Directors. There were no employment contracts between the Company and any executive officer as of December 31, 1996.

                                                                                                 Director
                    Name                      Age                 Position(s) Held                Since(1)
                    ----                      ---                 ----------------                --------
          John J. Bassett                     38               Chairman, President and             1989
                                                               Chief Executive Officer

          Frank C. Turner, II(2)              36           Vice President, Chief Financial         1989
                                                                Officer and Director

          Robert W. Hammons                   43                   Vice President                   N/A

          Lynn M. Davis                       48               Secretary and Treasurer              N/A

          Edward P. Turner, Jr.(2)            67                     Director                      1989

          Frank E. Bolling, Jr.               37                     Director                      1992

          C. Noell Rather                     61                     Director                      1995

(1) All directors, except Mr. Rather, were elected upon the organization of Middle Bay Oil Company as a corporation in December, 1992. Each director, except for Mr. Bolling. and Mr. Rather, had served as a director of Bay City Minerals, Inc., the general partner of the Predecessor Partnership, since prior to the formation of the Predecessor Partnership in May, 1989.

(2)      Edward P. Turner, Jr. and Frank C. Turner, II, are father and son.

                  John J. Bassett has served as President and a director of the Company since 1992 and was elected Chairman of the Board of Directors in 1996. He served as President of the general partner of the Predecessor Partnership from 1987 to 1992. He also serves as a director and President of Bay City Energy Group, Inc., a principal shareholder of the Company.



                                     III - 1

                  Frank C. Turner, II has served as Vice President and Chief Financial Officer for the Company since its organization as a corporation in 1992. He had previously served as Vice President of Finance for the general partner of the Predecessor Partnership since 1990. From 1987 to 1990, Mr. Turner was employed by Sonat, Inc. as a financial analyst. He also serves as a director and Vice President of Bay City Energy Group, Inc.

                  Robert W. Hammons was hired by the Company in April, 1992 as a reservoir engineer. Mr. Hammons was appointed Vice President of Engineering of the Company in 1993. Prior to his employment with the Company, he had worked with Bay City Minerals, Inc. as an independent petroleum engineering consultant since 1987. Prior to 1987, Mr. Hammons was employed as manager of reservoir engineering for Marion Corporation.

                  Lynn M. Davis has been Secretary and Treasurer for the Company since 1992. She has served as Secretary-Treasurer of the general partner of the Predecessor Partnership since 1984 and as a director since 1988. Ms. Davis also serves as a director and Secretary-Treasurer for Bay City Energy Group, Inc.

                  Edward P. Turner, Jr. served as President of Bay City Minerals, Inc. from 1975 to 1987. He is a member of the Alabama State Bar and a managing partner of the law firm of Turner, Onderdonk, Kimbrough & Howell, P.A., in Chatom, Alabama. A substantial amount of his practice is devoted to oil and gas law. Mr. Turner also serves as a director of Bay City Energy Group, Inc.

                  Frank E. Bolling, Jr. has been employed by Midstream Fuel Services, Inc. as Vice President of Retail Operations since February, 1995. Prior to his employment with Midstream, Mr. Bolling served as Vice President and General Manager of Dantzler Bulk Plant, Inc., a distributor for Chevron U.S.A., Inc. with annual sales in excess of $25 million. Mr. Bolling served as sales manager for Dantzler from 1987 to 1989. Prior to 1987, Mr. Bolling was employed by Bay City Minerals, Inc.

                  C. Noell Rather has been President of Janex Oil Co., Inc. and Enexco, Inc since 1981. Both are independent oil companies based in Texas.

          (b)     Compliance with Section 16(a) of the Exchange Act

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and any persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission reports of ownership and changes in ownership of such securities. Based on representations from such persons, the Company believes that there was no failure to file or delinquent filings under Section 16(a) of the Securities Exchange Act of 1934 by any officer, director or beneficial owner of 10% or more of the Company's common stock during 1996.

          (c)     Audit and Compensation Committees

                  The members of the Audit Committee are Frank C. Turner, II, Frank E. Bolling, Jr. and C. Noell Rather. The functions of the Audit Committee include recommending to the Board of Directors the independent auditors; reviewing and approving the planned scope of the annual audit; proposing fee



                                     III - 2
arrangements; reviewing the results of the annual audit; reviewing the adequacy of the accounting and financial controls; reviewing the independence of the independent auditors; approving all assignments to be performed by the independent auditors; and instructing the independent auditors, as deemed appropriate, to undertake special assignments.

                  The members of the Compensation Committee are John J. Bassett, Edward P. Turner, Jr. and Frank E. Bolling, Jr. The functions of the Compensation Committee are to approve or recommend for approval to the Board of Directors, the compensation and remuneration arrangements for directors and senior management.

ITEM 10.    EXECUTIVE COMPENSATION

          (a)     Summary Compensation Table

                  The following table sets forth the aggregate cash compensation earned by and paid to the Company's executive officers for the periods ended December 31, 1994 through December 31, 1996:

                                           Annual Compensation                Long-Term Compensation
                                           -------------------                ----------------------
                                                                             Awards         Payouts
                                                                               (g)
                                                                           Securities
                                                                           Underlying                         (i)
        (a)                                                    (e)          Options/          (h)          All Other
     Name and             (b)        (c)         (d)      Other Annual        SARs           LTIP        Compensation
 Principal Position      Year    Salary ($)   Bonus ($)   Compensation         (#)        Payouts ($)         ($)
 ------------------      ----    ----------   ---------   ------------         ---        -----------         ---
John J. Bassett          1996    $ 58,075        --            --            20,000           --            $ 2,271
President & Chief        1995      56,250        --            --                --           --             11,371
Executive Officer        1994      54,000      $200            --                --           --                 --

Frank C. Turner, II      1996      54,458        --            --            20,000           --              2,174
Vice President &         1995      50,083        --            --                --           --             10,775
CFO                      1994      48,000       200            --                --           --                 --

Robert W. Hammons        1996      58,075        --            --            20,000           --              2,271
Vice President -         1995      56,250        --            --                --           --             11,360
  Engineering            1994      54,000       200            --                --           --                 --

Lynn M. Davis            1996      32,733        --            --             5,000           --              1,249
Secretary/Treasurer      1995      31,667        --            --                --           --              6,238
                         1994      30,000       200            --                --           --                 --


         (b)      Option Grants in Last Fiscal Year

                  The 1995 Stock Option and Stock Appreciation Rights Plan (the "Plan") is administered by the Compensation Committee (the "Committee") of the Board of Directors. At least two members of the Committee must be disinterested nonemployee directors. The Committee is authorized to determine the employees, including officers, to whom options or rights are granted. Each option or right granted shall be on



                                     III - 3
such terms and conditions consistent with the Plan as the Committee may determine, but the duration of any option or right shall be not greater than ten years or less than five years from the date of grant.

                  Options or rights grants shall be made under the Plan only to persons who are officers or salaried employees of the Company or are nonemployee directors. The aggregate number of shares of common stock of the Company which could be subject to options or rights under the Plan during 1996 was 125,000. During the fiscal year ended December 31, 1996, options covering 125,000 shares were issued under the Plan.

                  The option price of shares covered by options granted under the Plan may not be less than the fair market value at the time the option is granted. The option price must be paid in full in cash or cash equivalent at the time of purchase or prior to delivery of the shares in accordance with cash payment arrangements acceptable to the Committee. If the Committee so determines, the option price may also be paid in shares of the Company's common stock already owned by the optionee. The Committee has discretion to determine the time or times when options become exercisable, within the limits set forth in the Plan. All options and rights granted under the Plan will, however, become fully exercisable if there is a change in control (as defined in the Plan) of the Company.

                  The following table provides certain information with respect to all options granted during the fiscal year ended December 31, 1996 to any executive officer or director of the Company; all of the options were granted under the Plan:

                                                     INDIVIDUAL GRANTS
             (a)                        (b)                   (c)                    (d)                  (e)
                                     Number of
                                    Securities            % of Total
                                    Underlying           Options/SARs
                                     Options/             Granted to
                                       SARS              Employees in         Exercise or Base        Expiration
            Name                    Granted (#)           Fiscal Year           Price ($/Sh)             Date
            ----                    -----------           -----------           ------------             ----
     John J. Bassett                  20,000                 16.0%                  2.50               5/31/2006

     Frank C. Turner, II              20,000                 16.0%                  2.50               5/31/2006

     Robert W. Hammons                20,000                 16.0%                  2.50               5/31/2006

     Lynn M. Davis                     5,000                  4.0%                  2.50               5/31/2006

     Edward P. Turner, Jr.*           13,334                 10.7%                  2.50               5/31/2006

     Frank E. Bolling, Jr.*           13,333                 10.7%                  2.50               5/31/2006

     C. Noell Rather*                 13,333                 10.7%                  2.50               5/31/2006

*Nonemployee director



                                     III - 4

         (c) Aggregated Option Exercises in Last Fiscal Year and Option Value Table as of December 31, 1996

                  The following table sets forth certain information concerning each exercise of stock options during the year ended December 31, 1996 by each of the named executive officers and directors and the aggregated fiscal year-end value of the unexercised options of each such named executive officer and director:

                                INDIVIDUAL GRANTS
         (a)                      (b)               (c)                      (d)                           (e)
                                                                    Number of Securities          Value of Unexercised
                                                                   Underlying Unexercised             In-the-Money
                                Shares                                 Options/SARs at               Options/SARs at
                               Acquired            Value                 FY End (#)                    FY End ($)
        Name                on Exercise (#)    Realized ($)         Exer.          Unexer.       Exer.           Unexer.
        ----                ---------------    ------------         -----          -------       -----           -------
John J. Bassett                   --                --               --            20,000         --             70,000

Frank C. Turner, II               --                --               --            20,000         --             70,000

Robert W. Hammons                 --                --               --            20,000         --             70,000

Lynn M. Davis                     --                --               --              5,000        --             17,500

Edward P. Turner, Jr.*            --                --               --             13,334        --             46,669

Frank E. Bolling, Jr.*            --                --               --             13,333        --             46,666

C. Noell Rather*                  --                --               --             13,333        --             46,666

*Nonemployee director


         (d)      Other Compensation Under Plans

                  The Company established a SEP/IRA retirement plan (the "Plan") in 1993 which allows for a maximum discretionary Company contribution of 15% of total wages paid to employees for the year. No contribution was made to the Plan in 1994. For the years ended December 31, 1996 and 1995, the Company contributed a total of $5,000 and $30,000 to the Plan, respectively, including $3,068 and $18,505, respectively, for all executive officers as a group.

                  In March, 1995, the Board of Directors adopted an employee incentive compensation plan whereby the proceeds equivalent to 1% net profits interest (the "net profits interest") in all oil and gas properties, drilling prospects and divestitures acquired or made after January 1, 1994 are paid into a fund for incentive compensation awards to employees. For the year ended December 31, 1996 and 1995, the Company paid $6,916 and $30,000, respectively, to employees through the employee incentive plan, including $4,897 and $21,245 for all executive officers as a group.



                                     III - 5

                  The Company has no other retirement, pension/profit sharing or other deferred compensation plan for its employees. The Company has granted 125,000 stock options to its employees and directors.

          (e)     Directors' Fees

                  Directors of the Company receive a fee of $500 per meeting and are reimbursed for documented travel expenses. Certain nonemployee directors have received stock options for their services as directors (see "Option Grants in Last Fiscal Year," above).

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a)     Security Ownership of Certain Beneficial Owners

                  The following table sets forth the shares of the Company's common and preferred stock beneficially owned by those persons known by the Company to be the beneficial owner of more than five percent of the Company's issued and outstanding common and preferred stock as of February 28, 1997:

             Title of             Name and Address of              Amount and Nature of          Percent of
               Class              Beneficial Owner(1)             Beneficial Ownership             Class
               -----              -------------------             --------------------             -----
              Common          Bay City Energy Group, Inc.                   374,203                  15.00%
                              115 S. Dearborn Street
                              Mobile, Alabama 36602

              Common          C. J. Lett, III(2)                          1,167,556                  46.90%
                              9320 East Central
                              Wichita, Kansas 67206

             Series A         Kaiser-Francis Oil Company                  1,166,667                 100.00%
            Preferred(3)      6733 South Yale
                              Tulsa, Oklahoma 74136

(1) Bay City Energy Group, Inc. is indirectly controlled by Edward P. Turner, Jr., a director of the Company.

(2) Mr. Lett has agreed that, for a period of one year from February 28, 1997, his voting power will be restricted to not more than votes representing 20% of the total number of shares of the Company's common stock issued and outstanding and eligible to vote at the time in connection with any vote taken or consent, waiver or ratification given in connection with the election or removal of directors of the Company.

(3) The Series A preferred stock is nonvoting. Each Series A preferred share is convertible, subject to certain adjustments, into two shares of common stock.



                                     III - 6

          (b)     Security Ownership of Management

                  The following table sets forth the shares of the Company's common stock beneficially owned by each director and executive officer and all directors and executive officers as a group, all as of February 28, 1997:

             Title of              Name and Address of              Amount and Nature of          Percent of
               Class                Beneficial Owner                Beneficial Ownership             Class
               -----                ----------------                --------------------             -----
              Common          John J. Bassett                                30,756                   1.2%
                              3400 Peyton Court
                              Mobile, AL  36609

              Common          Frank C. Turner, II                            21,500                   0.9%
                              6201 Laurelwood Drive
                              Satsuma, AL  36572

              Common          Robert W. Hammons                              21,200                   0.8%
                              1013 Fribourg
                              Mobile, AL  36608

              Common          Lynn M. Davis                                   5,000                   0.2%
                              121 Donna Circle
                              Daphne, AL  36526

              Common          Edward P. Turner, Jr.                         402,575(1)               16.1%
                              100 Central Avenue
                              Chatom, AL  36518

              Common          C. J. Lett, III                             1,167,556(2)               46.7%
                              9320 East Central
                              Wichita, KS  67206

              Common          Frank E. Bolling, Jr.                          13,333                   0.5%
                              3830 Kendale Drive
                              Gautier, MS  39553

              Common          C. Noell Rather                                19,924                   0.8%
                              3500 Oaklawn, Suite 380
                              Dallas, TX  75219

              Common          All executive officers and
                              directors as a group
                              (8 persons)                                 1,681,844(3)               67.3%



                                     III - 7

(1) Includes 374,203 shares owned by Bay City Energy Group, Inc. in which Mr. Turner has indirect voting control but not a direct beneficial interest, and 15,038 shares over which Mr. Turner has sole voting and dispositive power.

(2) Mr. Lett was named Executive Vice President of the Company on February 28, 1997 in connection with the Bison Merger (see "Business Development--Recent Transaction"). Mr. Lett's voting rights are restricted until February 28, 1998 (see Item 11(a) above).

(3) Includes presently exercisable options held by officers and directors as follows: John J. Bassett - 20,000; Frank C. Turner, II - 20,000; Robert W. Hammons - 20,000; Lynn M. Davis - 5,000; Edward P. Turner, Jr. - 13,334; Frank E. Bolling, Jr. - 13,333; and C. Noell Rather - 13,333.

          (c)     Changes in Control

                  There are no arrangements known to management which may result in a change in control of the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Edward P. Turner, Jr., a director, parent and promoter of the Company, is managing partner of the law firm of Turner, Onderdonk, Kimbrough & Howell, P.A., the Company's general counsel for certain corporate and oil and gas matters. For the years ended December 31, 1994 through 1996, the Company paid legal fees to Mr. Turner's firm of $1,454, $787 and $1,560, respectively, for legal services. Mr. Turner's firm charges the Company for its services on the same basis as it charges other business clients for similar services rendered. The Company intends to continue to use Mr. Turner's firm as its primary local counsel and will pay reasonable fees for such future services.

          Bay City Energy Group, Inc., is presently indebted to the Company in the amount of $159,215 ($139,005 of principal and $20,210 of accrued interest). The note payable was renegotiated on December 31, 1995 and is due in full on January 1, 2001, plus interest at an annual fixed rate of 5%. The note payable is secured by 75,000 shares of Company common stock.

          On December 31, 1994, Bay City Minerals, Inc. contributed oil and gas reserves valued at $186,938 to the Company as partial payment on the amount owed. The value of the reserves was calculated by the Company's petroleum engineer on a basis similar to the method used by Lee Keeling & Associates, Inc. on the evaluation of the Company's reserves at year-end.

          Bay City Minerals, Inc., acted as operator on behalf of the Company on four oil and gas wells until April 1, 1994, when such operating rights were transferred to the Company. The operating agreements and terms were substantially similar to and at least as favorable as operating agreements between the Company and unaffiliated operators. The amount paid to Bay City Minerals, Inc. in 1994, for its services under the operating agreements was $5,985.



                                     III - 8

          On December 31, 1996, NPC Energy Corp., then a company indirectly controlled by C. J. Lett, III through Bison Energy Corporation ("Bison"), merged with the Company in exchange for 562,000 shares of common stock of the Company and $1,226,400 cash. Subsequently, in February, 1997, the Company acquired Bison as a wholly-owned subsidiary pursuant to an Agreement and Plan of Merger whereby Mr. Lett received net cash consideration of $5.9 million plus 1,167,556 shares of the Company's common stock, and the 562,000 shares held by Bison (as a result of the NPC Merger) were canceled (see "Business Development").



         [The remainder of this page has been intentionally left blank.]



                                     III - 9

                                     PART IV


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                                                                                                Sequential
                      Exhibit No.                    Description of Exhibit                      Page No.
                      -----------                    ----------------------                      --------
                          2.1           Plan of Recapitalization for Reverse Split
                                        effective March 21, 1995(2)                                 N/A

                          3.1           Articles of Incorporation(1)                                N/A

                          3.2           Articles of Amendment to Articles of
                                        Incorporation reflecting reverse split(2)                   N/A

                          3.3           Articles of Amendment to Articles of
                                        Incorporation designating preferences
                                        and rights of Series A Preferred Stock(4)                   N/A

                          3.4           Bylaws(1)                                                   N/A

                         10.1           1995 Stock Option and Stock Appreciation
                                        Rights Plan(3)                                              N/A

                         10.2           Stock Purchase Agreement dated September 4,
                                        1996 between Kaiser-Francis Oil Company
                                        and the Company(4)                                          N/A

                         10.3           Agreement and Plan of Merger between the
                                        Company and NPC Energy Corporation
                                        dated December 17, 1996(5)                                  N/A

                         11.1           Statement of Computation of Per-Share
                                        Earnings

                         27             Financial Data Schedule (for SEC use only)


         (b)      Reports on Form 8-K

                  A Current Report on Form 8-K was filed by the Company on December 31, 1996 reporting the Agreement and Plan of Merger between NPC Energy Corporation and the Company.

(1) Incorporated by reference to Exhibits to Registration Statement on Form S-4 filed October 4, 1993.
(2) Incorporated by reference to Exhibits to definitive Proxy Statement filed February 15, 1995.
(3) Incorporated by reference to Exhibits to definitive Proxy Statement filed May 11, 1995.
(4)      Incorporated by reference to Exhibits to Form 8-K filed September 19,
         1996.
(5)      Incorporated by reference to Exhibits to Form 8-K filed December 31,
         1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                             MIDDLE  BAY  OIL  COMPANY,  INC.
                                                       (Registrant)


                                         By:       /s/  John J. Bassett
                                           ------------------------------------
                                                John J. Bassett, President

March 26, 1997



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    March 26, 1997                           /s/  John J. Bassett
---------------------          ------------------------------------------------
         Date                                   John J. Bassett
                                   Director, President, Chief Executive and
                                               Operating Officer

    March 26, 1997                         /s/  Frank C. Turner, II
---------------------          ------------------------------------------------
         Date                                 Frank C. Turner, II
                                Director, Vice President, Chief Financial and
                                              Accounting Officer

    March 26, 1997                        /s/  Edward P. Turner, Jr.
---------------------          ------------------------------------------------
         Date                                Edward P. Turner, Jr.
                                                   Director

    March 26, 1997                        /s/  Frank E. Bolling, Jr.
---------------------          ------------------------------------------------
         Date                                Frank E. Bolling, Jr.
                                                   Director

    March 26, 1997                              C. Noell Rather
---------------------          ------------------------------------------------
         Date                                   C. Noell Rather
                                                    Director