Form 10QSB
period 1997-03-31
MIDDLE BAY OIL CO INC
filed 1997-05-21
CIK 903267

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

     Common stock, $.02 par value
     2,547,254 shares as of April 30, 1997

Transitional Small Business Disclosure Format (check one)
                     Yes [ ]  No [X]

                          MIDDLE BAY OIL COMPANY, INC.


                                     INDEX

                                                             Page
                                                              No.
PART I.  CONSOLIDATED FINANCIAL INFORMATION                  ----

  Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets-
        March 31, 1997 and December 31, 1996................   1
     Consolidated Statements of Operations-
        Three months ended March 31, 1997 and 1996..........   2
     Consolidated Statements of Cash Flows-
        Three months ended March 31, 1997 and 1996..........   3
     Notes to Consolidated Financial Statements.............   4

  Item 2.  Management's Discussion and Analysis
     or Plan of Operation...................................  17

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                (UNAUDITED)           (AUDITED)
                                                                                  MARCH 31           DECEMBER 31
                                                                                    1997                1996
                                                                                -----------         -----------
ASSETS

CURRENT ASSETS
  CASH                                                                             $628,484            $556,026
  NOTES AND ACCOUNTS RECEIVABLE- TRADE                                            1,586,214           1,129,417
  OTHER CURRENT ASSETS                                                              217,202              58,137
                                                                                -----------         -----------
    TOTAL CURRENT ASSETS                                                          2,431,900           1,743,580

NON-CURRENT ASSETS
  NOTES RECEIVABLE- STOCKHOLDER                                                     160,872             159,215
                                                                                -----------         -----------
                                                                                    160,872             159,215
PROPERTY (AT COST)
  OIL AND GAS (SUCCESSFUL EFFORTS METHOD)                                        27,685,568          16,252,576
  FURNITURE, FIXTURES AND OTHER                                                     876,940             354,603
                                                                                -----------         -----------
                                                                                 28,562,508          16,607,179
ACCUMULATED DEPRECIATION AND DEPLETION                                           (5,811,563)         (5,332,517)
                                                                                -----------         -----------
                                                                                 22,750,945          11,274,662

OTHER ASSETS                                                                         11,439               7,523

TOTAL ASSETS                                                                    $25,355,156         $13,184,980
                                                                                ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT MATURITY OF LONG-TERM DEBT                                               $338,880            $554,601
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                           1,107,709             402,796

TOTAL CURRENT LIABILITIES                                                         1,446,589             957,397

LONG-TERM DEBT                                                                    5,289,586           5,158,477
DEFERRED INCOME TAXES                                                             2,759,964             610,785
REDEEMABLE COMMON STOCK                                                             421,179             421,179

STOCKHOLDERS' EQUITY
  CUMULATIVE CONVERTIBLE 8% PREFERRED STOCK, $6.00 STATED
    VALUE, 1,666,667 DESIGNATED, 1,166,667 AND 166,667 SHARES
    ISSUED AND OUTSTANDING AT MARCH 31, 1997 AND
    DECEMBER 31, 1996, RESPECTIVELY.  $7,000,000 AGGREGATE
    LIQUIDATION PREFERENCE AT MARCH 31, 1997                                      7,000,000           1,000,000
  COMMON STOCK, $.02 PAR VALUE, 5,000,000 AUTHORIZED,
    2,568,639 AND 1,880,917 SHARES ISSUED AND OUTSTANDING AT
    MARCH 31, 1997 AND DECEMBER 31, 1996, RESPECTIVELY                               51,373              37,618
  PAID-IN-CAPITAL                                                                 9,728,857           6,049,442
  LESS REDEEMABLE COMMON STOCK                                                     (421,179)           (421,179)
  UNEARNED STOCK COMPENSATION                                                      (270,001)               -
  DEFICIT                                                                          (583,171)           (560,699)
  LESS COST OF TREASURY STOCK;
    21,773 SHARES AT MARCH 31, 1997 AND DECEMBER 31, 1996                           (68,040)            (68,040)
                                                                                -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                                       15,437,839           6,037,142

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND EQUITY                                                    $25,355,156         $13,184,980
                                                                                ===========         ===========

See accompanying notes.

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                                                     THREE MONTHS ENDED
                                                                                  MARCH 31          MARCH 31
                                                                                   1997               1996
                                                                                 ----------          ----------
REVENUE
  OIL AND GAS PRODUCTION AND PLANT INCOME                                        $1,875,847          $1,016,276
  INTEREST                                                                            4,739               3,421
  OTHER                                                                              20,792              26,902
  WELL OPERATING INCOME                                                              53,768               -
  GAIN ON SALE OF PROPERTY                                                            -                   3,031
                                                                                 ----------          ----------
TOTAL REVENUE                                                                     1,955,146           1,049,630
                                                                                 ----------          ----------
COSTS AND EXPENSES
  WELL OPERATING                                                                   $696,616            $403,798
  DEPRECIATION, DEPLETION AND
   AMORTIZATION                                                                     479,045             269,815
  ABANDONMENT                                                                       181,338               -
  INTEREST                                                                          135,875             120,174
  GENERAL AND ADMINISTRATIVE                                                        421,854             171,271
                                                                                 ----------          ----------
TOTAL EXPENSES                                                                    1,914,727             965,058

INCOME BEFORE INCOME TAXES                                                           40,419              84,572

INCOME TAXES                                                                          -                   -
                                                                                 ----------          ----------
NET INCOME                                                                           40,419              84,572

DIVIDENDS TO PREFERRED STOCKHOLDERS                                                  62,889               -
                                                                                 ----------          ----------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                                 ($22,470)            $84,572
                                                                                 ==========          ==========
AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                                                   1,498,645           1,318,917
                                                                                 ==========          ==========
NET INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE                                                        ($0.01)              $0.06
                                                                                 ==========          ==========

See accompanying notes.

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED
UNAUDITED

                                                                                   MARCH 31           MARCH 31
                                                                                     1997               1996
                                                                                 ----------          ----------
OPERATING ACTIVITIES
NET INCOME                                                                          $40,419             $84,572
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  DEPLETION, DEPRECIATION AND AMORTIZATION                                          479,045             269,815
  CHANGES IN CURRENT ASSETS AND LIABILITIES EXCLUDING
     EFFECTS OF BUSINESS ACQUISITIONS:
    ACCOUNTS RECEIVABLE                                                              20,050             450,682
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                           (25,644)           (515,972)
  GAIN ON SALE OF PROPERTIES                                                            -                (3,031)
  OTHER CHARGES (CREDITS)                                                               535              (2,553)
                                                                                 ----------          ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           514,404             283,513

INVESTING ACTIVITIES
  PROCEEDS FROM SALES OF PROPERTIES                                               1,445,890              25,000
  ADDITIONS TO OIL AND GAS PROPERTIES                                              (648,335)           (121,473)
  PURCHASE OF EQUIPMENT                                                             (29,704)                -
  ACQUISITION OF BISON ENERGY CORPORATION, NET OF
     CASH ACQUIRED OF $994,367                                                   (7,139,914)                -
  FURNITURE, FIXTURES AND OTHER ASSETS                                              (13,335)             (2,666)
  RECEIPTS FROM (ADVANCES TO) STOCKHOLDER                                            (1,657)             (1,657)
                                                                                 ----------          ----------
NET CASH USED IN INVESTING ACTIVITIES                                            (6,387,055)           (100,796)

FINANCING ACTIVITIES
  PROCEEDS FROM COMMON STOCK ISSUED                                                  92,610
  PROCEEDS FROM PREFERRED STOCK ISSUED                                            6,000,000           -
  PRINCIPAL PAYMENTS ON DEBT                                                        (84,612)           (202,680)
  PREFERRED STOCK DIVIDENDS                                                         (62,889)          -
                                                                                 ----------          ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               5,945,109            (202,680)

NET INCREASE (DECREASE) IN CASH                                                      72,458             (19,963)
CASH- BEGINNING                                                                     556,026              80,791
                                                                                 ----------          ----------
CASH- ENDING                                                                       $628,484             $60,828
                                                                                 ==========          ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   INTEREST PAID IN CASH                                                           $135,875            $120,174
    COMMON STOCK ISSUED IN ACQUISITION OF                                        ==========          ==========
      BISON ENERGY CORPORATION                                                   $3,330,559           -
                                                                                 ==========          ==========


See accompanying notes.
                                      3

                         MIDDLE BAY OIL COMPANY,  INC.

                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Middle Bay Oil Company, Inc. (the Company), was incorporated under the laws of the State of Alabama on November 30, 1992. The Company and its wholly-owned subsidiary (collectively referred to as the Company) are engaged in the acquisition, development and production of oil and gas in the contiguous United States.

     Basis of Presentation

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 31, 1997 and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 1997 and 1996.

     The accompanying consolidated financial statements have not been audited by an independent accountant. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996
                                  (Continued)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (continued)


     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company. Significant intercompany accounts and transactions are eliminated in consolidation.

     Statements of Cash Flows

     For purposes of the statements of cash flows, the Company classifies all cash investments with original maturities of three months or less as cash.

     Accounts Receivable

     The Company sells crude oil and natural gas to various customers. In addition, the Company participates with other parties in the operation of crude oil and natural gas wells. Substantially all of the Company's accounts receivable are due from either purchasers of crude oil and natural gas or participants in crude oil and natural gas wells for which the Company serves as the operator. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells. Crude oil and natural gas sales are generally unsecured.

     Properties

     The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under the successful efforts method, costs of acquiring undeveloped oil and gas leasehold acreage, including lease bonuses, brokers' fees and other related costs are capitalized. Provisions for impairment of undeveloped oil and gas leases are based on periodic evaluations. Annual lease rentals and exploration expenses, including geological and geophysical expenses and exploratory dry hole costs, are charged against income as incurred. Costs of drilling and equipping productive wells, including developmental dry holes and related production facilities are capitalized.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996
                                  (Continued)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (continued)

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

     Site Restoration, Dismantlement & Abandonment Costs

     Site restoration, dismantlement and abandonment costs (P&A costs) include costs associated with dismantling and disposing of the facilities and equipment required to operate a well and restoring the well site to specified conditions. The Company develops specific estimates of its P&A costs based on consultations with its engineers and reevaluates such estimates annually. Estimated future P&A costs are accrued on a unit-of-production method based on proved reserves. As of March 31, 1997 and December 31, 1996, the P&A costs accrued were immaterial.

     Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS #121) was issued in March 1995 and was adopted by the Company in the fourth quarter of 1996. This statement requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996
                                  (Continued)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (continued)

with the asset's expected future undiscounted cash flows without interest costs. The asset's expected future undiscounted cash flows are determined by Lee Keeling & Associates (Keeling), an independent engineering firm. To determine the expected future cash flows of each property, Keeling estimated each property's oil and gas reserves, relied on certain information supplied by the Company regarding the oil and gas reserves, applied certain assumptions regarding price and cost escalations, and applied certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors.

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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (continued)


     Stock-based Compensation

     In October 1996, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based compensation plans. Effective for fiscal years beginning after December 15, 1996, the statement provides the option to continue under the accounting provisions of APB Opinion 25, while requiring pro forma footnote disclosures of the effects on net income and earnings per share, calculated as if the new method had been implemented. The Company has adopted the financial reporting provisions of SFAS No. 123 for 1996, but will continue under the accounting provisions of APB Opinion 25. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Earnings (Loss) Per Share

     Primary earnings (loss) per share equals net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Shares issuable upon exercise of options are included in the computation of earnings per common and common equivalent share to the extent that they are dilutive. For the first quarter of 1997, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, the loss per share calculation for such period is based on the weighted average number of common shares outstanding. For the first quarter of 1996, there were no common stock equivalents or other potentially dilutive securities outstanding. Accordingly, the earnings per share calculation for such period is based on the weighted average number of common shares outstanding.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996

(2)  ACQUISITIONS

     On December 31, 1996, the Company completed the acquisition of NPC Energy Corporation ("NPC"). The transaction consisted of a merger (the "NPC Merger") of NPC into the Company and its separate corporate existence ceased.

     The NPC Merger was accounted for as a purchase of NPC by MBOC and as a result of the purchase method of accounting, MBOC's cost of acquiring NPC was allocated to the assets and liabilities acquired based on estimated fair values.

     The cost of acquiring NPC was approximately $3.20 million, consisting of the following (in thousands):

     Estimated fair value of 562,000 shares
      of MBOC Common Stock issued ................. $1,967
     Estimated fair value of 166,667 shares
      of MBOC Series A Preferred Stock ............  1,000
     Cash on hand..................................    226
     Legal and accounting expenses ................     35
                                                    ------
                                                    $3,228
                                                    ======
     The fair value of the securities issued in connection with the NPC Merger was calculated assuming the price of the Company's common stock was $3.50 per share.

     The Company's purchase price has been allocated to the assets and liabilities of NPC based on preliminary estimates of the fair values with the remaining purchase price allocated to proved oil and gas properties. No goodwill has been recorded in this transaction.

     The preliminary allocation of the purchase price is summarized as follows:
(in thousands)

     Working capital .............................. $   785
     Oil and gas properties:
       Proved .....................................   4,029
     Debt assumed .................................    (468)
     Deferred income taxes ........................  (1,118)
                                                    -------
                                                    $ 3,228
                                                    =======

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996

(2)  ACQUISITIONS (continued)

     On February 28, 1997, the Company completed the acquisition of Bison Energy Corporation ("BEC"). The transaction consisted of a merger (the "Merger") of BEC into Bison Energy Corporation-Alabama, a wholly-owned subsidiary of the Company. On February 28, 1997, Bison Energy Corporation-Alabama merged into BEC and its separate corporate existence ceased. BEC continues as a wholly-owned subsidiary of the Company.

     The merger was accounted for as a purchase of BEC by MBOC and as a result of the purchase method of accounting, MBOC's cost of acquiring BEC was allocated to the assets and liabilities acquired based on estimated fair values.

     The cost of acquiring BEC was approximately $10 million, consisting of the following (in thousands):

     Estimated fair value of 605,556 shares
      of MBOC Common Stock issued .......................... $ 3,330
     Estimated fair value of 1,000,000 shares
      of MBOC Series A Preferred Stock......................   6,000
     Cash on hand...........................................     654
     Other legal and accounting expenses....................      35
                                                             -------
                                                             $10,019
                                                             =======

     The fair value of the securities issued in connection with the merger was calculated using the price of the Company's common stock at the time the Merger was announced to the public of $5.50 per share.

     The Company's purchase price has been allocated to the consolidated assets and liabilities of BEC based on preliminary estimates of the fair values with the remaining purchase price allocated to proved oil and gas properties. No goodwill has been recorded in this transaction.

     The preliminary allocation of the purchase price is summarized as follows:
(in thousands)

     Working capital .......................................  $   694
     Oil and gas properties:
       Proved ..............................................   10,954
     Yard Inventory and equipment ..........................      525
     Deferred income taxes .................................   (2,154)
                                                              -------
                                                              $10,019
                                                              =======

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996


(2)  ACQUISITIONS (continued)

     The price paid for BEC and the allocation of the purchase price, both detailed above, excludes the $1,445,890 allocated to non-oil and gas assets that were purchased in the merger and sold on March 3, 1997 for $1,445,890.

     The following pro forma data presents the results of the Company for the quarters ended March 31, 1996 and 1997, as if the acquisitions of NPC and BEC had occurred on January 1, 1996. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation and depletion related to the properties and businesses acquired, preferred stock dividends on preferred stock issued, and the related income tax effects (in thousands, except per share amounts).

                                                       Pro Forma
                                                     Quarter ended
                                                       March 31,
                                                     1996     1997
                                                      (Unaudited)

             Total Revenues ....................    $2,017  $1,955
             Loss...............................    $ (154) $  (22)
             Loss per share ....................    $(0.06) $(0.01)


     (3)  RELATED PARTY TRANSACTIONS

     The Company has a receivable, including accrued interest, from Bay City Energy Group, Inc. (BCEG), a significant stockholder, as of March 31, 1997 and December 31, 1996 in the amount of $160,872 and $159,215, respectively. The note is secured by 75,000 shares of Company common stock with principal and accrued interest at 5% per annum due in full on January 1, 2001. During the three months ended March 31, 1997 and 1996, BCEG did not make any payments and was not advanced any funds. Interest of $21,867 was accrued on the note at March 31, 1997.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996


(4)  LONG-TERM DEBT
                                                        March 31     December 31
                                                         1997            1996
                                                         ----            ----

Convertible Loan of $15,000,000 due March 31, 1998,
     secured by oil and gas properties, monthly
     payments of interest only at prime,
     convertible into a 72 month term
     note on March 31, 1998                           5,186,596           --

Convertible Loan of $6,000,000 due September 30, 1997,
     secured by oil and gas properties, monthly
     payments of interest only at 1.5% over prime,
     convertible into a 72 month term
     note on September 30, 1997                           --           5,186,596

Term note due August 31, 1998, secured by
     oil and gas properties, repayable in
     monthly installments of $27,590 plus
     interest at 9.5%                                   302,319          385,089

Note, due 1/1/99, secured by office building,
     repayable in monthly installments
     of $1,511 including interest
     at 7 3/4%                                          139,551          141,393
                                                     ----------       ----------

Total                                                $5,628,466       $5,713,078

Less current maturities                                 338,880          554,601
                                                     ----------       ----------

Long-term debt excluding current
     maturities                                      $5,289,586       $5,158,477
                                                     ==========       ==========


The $15,000,000 convertible loan contains certain restrictive provisions, the most significant of which restricts additional borrowings, either directly or indirectly, and payment of dividends. At March 31, 1997, the Company was in compliance with all covenants specified in the convertible loan agreement

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996


(5)  STOCKHOLDERS' EQUITY

     On September 4, 1996, the Company signed a stock purchase agreement with Kaiser Francis Oil Company ("the Agreement"). Kaiser-Francis has agreed to purchase 1,666,667 shares of Series A Preferred Stock ("Preferred") at $6.00 per share, for a total investment of $10,000,000. The parties have agreed to a five-year purchase period, effective September 4, 1996, with minimum incremental investments of $500,000 each. Each issuance of Preferred is subject to approval by Kaiser-Francis of the use of proceeds. The Preferred is nonvoting and accrues dividends at 8% per annum, payable quarterly in cash.
The Preferred is convertible at any time after issuance into shares of common stock at the rate of two shares of common stock for each share of Preferred before January 1, 1998. The conversion rate decreases thereafter at 8% per annum. The Company will pay the costs of registration of the Preferred or the underlying common stock under the Securities Act of 1933 upon request of Kaiser-Francis. The Company may redeem the Preferred in whole or in part, at any time after January 1, 2007 at a price of $6.00 per share. As of March 31, 1997, 1,166,667 shares of the Preferred had been issued.

     On April 1, 1996, the Board of Directors authorized the repurchase of up to $100,000 of Company common stock at a price per share not to exceed $3.25, exclusive of brokerage costs. As of March 31, 1997 the Company had purchased 21,772.75 shares of common stock at a cost of $68,040.


     On February 13, 1997, the Company awarded the President, Vice-President Chief Financial Officer and Vice-President Engineering stock options to acquire 100,000, 62,500 and 62,500 shares of common stock, respectively, at an exercise price of $5.50 per share. All of the options vested on the date of grant. The exercise price was equal to the fair market value of common stock on the date of grant. On the same date, the Company awarded to the President, Vice-President Chief Financial Officer and Vice-President Engineering, 25,909, 11,591 and 11,591 shares of restricted stock of the Company, respectively. The restricted stock awards are contingent on the performance of services to the Company in the future with 50% of the restricted shares being earned over the six month period July 1, 1997 to December 31, 1997 and 50% over the six month period January 1, 1998 to June 30, 1998.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996

(5)  STOCKHOLDERS' EQUITY (continued)


     On February 6, 1997, the Board of Directors granted options to acquire 210,000 shares of Company common stock under the 1995 Stock Option and Stock Appreciation Rights Plan to key employees and non-employee directors. All of the options vested on the grant date of February 6, 1997 with an exercise price of $6.00 per share, which was equal to the fair market value of common stock on the date of grant. The options expire ten years from the date of grant if not exercised. On May 31, 1996, the Board of Directors granted options to acquire 125,000 shares of Company common stock under the 1995 Stock Option and Stock Appreciation Rights Plan to key employees and non-employee directors. All of the options vested on the grant date of May 31, 1996 with an exercise price of $2.50 per share, which was equal to the fair market value of common stock on the date of grant. The options expire ten years from the date of grant if not exercised.

     The Company has a contingent obligation to repurchase 142,107 common shares issued in the Janex Acquisition, upon written notice delivered to the Company, beginning five years after the closing date and continuing for thirty days thereafter, at a price of $6.00 per share. This obligation shall terminate if the Company's stock trades at a share price of $8.00 or greater for twenty consecutive trading days during the thirty-six month period ending November 1, 1998. As of March 31, 1997, the Company's ask price for its stock had equaled or exceeded $8.00 per share for fifteen (15) consecutive days. As of March 31, 1997, 54,076.25 shares of the original 142,107 shares of Company common stock subject to the repurchase obligation have been sold, of which 21,772.75 shares were purchased by the Company.


     (6)  INCOME TAXES

     The Company's income tax expense (benefit) for continuing operations consists of the following:
                                     Three months Ended
                                     March 31     March 31
                                      1997         1996
                                      ----         ----
     Current                         $    -       $   -
     Deferred                             -           -
                                     ------       ------
     Total                           $    -       $   -
                                     ======       ======

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996

(6)  INCOME TAXES (continued)


     The Company's net deferred tax liability at March 31, 1997 and December 31, 1996 are as follows:

                                     March 31   December 31
                                       1997        1996
                                       ----        ----
     Deferred tax liability
       Oil and gas properties      $ 2,966,888    $ 817,079
     Deferred tax asset
       Net operating losses           (206,924)    (206,924)
     Valuation allowance                   -           -
                                   -----------    ---------
     Net deferred tax liability    $ 2,759,964    $ 610,785
                                   ===========    =========

     As of December 31, 1996, the Company had approximately $1,295,000 of operating loss carryforwards, with $432,000 expiring in 2009 and $418,000 expiring in 2010 and $445,000 in 2011. As of December 31, 1996 the Company had $36,482 of AMT credit carryforwards and $22,000 of Section 29 tax credit carryforwards.


(7)  COMMITMENTS AND CONTINGENCIES

     The Company's obligations under the terms of certain operating leases for
office equipment is immaterial.   The Company is leasing 3,000 square foot of
office space for Bison Energy's headquarters in Wichita, Kansas for $3,000 per month for three years.

     On April 3, 1996, the Company entered into a Joint Expense and Participation Agreement with Brigham Oil and Gas, L.P. which allows the Company to participate in the drilling of eighty-seven (87) onshore wells in Texas and Oklahoma over the twelve month period beginning April 1, 1996. The Company is committed to fund $1,500,000 in drilling costs over this twelve month period. As of March 31, 1997, the Company had advanced $1,683,500 in drilling and completion costs to Brigham Oil and Gas, L.P.

     The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                            March 31, 1997 and 1996

(8)  SUBSEQUENT EVENT

     At the close of trading on April 7, 1997, the Company's common stock had traded at an ask price that was equal to, or exceeded, $8.00 per share for twenty consecutive trading days. Under the terms of the purchase and sale agreement of the Janex Acquisition, the contingent obligation to repurchase 142,107 common shares at $6.00 per share shall terminate if the Company's stock trades at an ask price of $8.00 or greater for twenty consecutive days during the thirty-six month period ending November 1, 1998. Therefore, the redeemable common stock balance at March 31, 1997 of $421,179 will be reclassified to additional paid-in capital effective April 7, 1997.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Liquidity and Capital Resources

     Cash flow from operating activities for the three months ended March 31, 1997 of $514,404 increased $230,982 over the comparable 1996 period. The increase was due primarily to higher oil and gas production. Oil and gas prices increased 27% and 30%, respectively, while oil production increased 55% and gas production increased 25%. In addition to income from the sale of oil and natural gas, income from gas processing at the plant located at the Spivey Grabs Field in Kansas generated revenues of $101,143. This revenue is derived principally from gas processing and the sale of natural gas liquids (ie. propane and butane). The change in working capital increased cash flow by $62,874 over the comparable 1996 period. The change in working capital was caused principally by timing differences in the payment of expenses and receipt of revenues. Cash flow from operations before working capital changes of $519,464 increased $168,108 over the comparable 1996 period. Additions to oil and gas properties were higher than the comparable period in 1996 due to the Bison Energy Corporation Merger (the Bison Merger) which closed February 28, 1997 and no material acquisitions and drilling in the 1996 comparable period. The decrease in the amount of cash used for debt payments was due primarily to only regular principal payments through March 31, 1996 and no principal payments from April 1, 1996 to March 31, 1997 on the Company's convertible term
note.   The increase in proceeds from issuance of preferred stock was due to the preferred stock issued to finance a portion of the Bison Merger.

     The Company's operating activities provided net cash of $514,404 for the three month period ended March 31, 1997. During this period, net cash from operations was used principally for exploratory and developmental drilling of $450,000, workovers of $135,000 and proved property acquisitions of $245,000. Approximately $230,000 of the $450,000 spent on exploratory and developmental drilling was for completed wells and wells in progress. The majority of the remaining funds were spent on the recompletion of the A.J. Danner well in the Pistol Ridge Field and the drilling of the Stephens #2A, a developmental well in the Spivey Grabs Field. The Pistol Ridge Field and Spivey Grabs Field are major properties of the Company. The Company incurred $182,000 in dry hole costs attributable to wells drilled in the Brigham Agreement. Of the $135,000 spent on workovers, approximately $55,000 was spent on workovers at Wild Fork Creek Field and approximately $48,000 was spent on a workover in the Spivey Grabs Field. The remaining $32,000 was spent on several different properties. The Company spent $7,139,914 on the Bison Merger. This includes the $1,445,890 in non-oil and gas assets which were subsequently sold for the amount paid. Amounts spent on debt retirement consisted principally of monthly principal payments on the $385,089 term note assumed in the NPC Merger. The principal payments on the $5.6 million term note were suspended when the Company converted the term note to a revolving line-of-credit on April 3, 1996.

     On April 3, 1996, the Bank converted its $5.6 million term note into a $6.0 million, one-year, revolving line-of-credit (the "Revolver"), effective

April 1, 1996. The Revolver required monthly payments of interest only at prime plus 1.5% and converted into a term note payable in seventy-one consecutive equal monthly principal and interest payments at prime plus 1.5%, with the remaining principal and interest payment due on March 31, 2003. Effective, March 31, 1997, the Company refinanced the Revolver at its current principal balance of $5,186,596. The refinanced Revolver requires monthly payments of interest only at prime for one year and converts into a term note payable in seventy-one consecutive equal monthly principal and interest payments at prime, with the remaining principal and interest payment due on March 31, 2004. The refinanced Revolver also requires payment of a commitment fee equal to an annual rate of three-eighths percent of the excess of the Borrowing Base over the principal balance of the convertible note; as of March 31, 1997, this difference was approximately $3.4 million.

     Under the terms of the refinanced Revolver, the Company can be advanced a maximum of $8.6 million through March 31, 1997 until the first redetermination of the Borrowing Base on September 30, 1997. Depending upon the value of reserves purchased and discovered, the Company can borrow a maximum of $15 million under the refinanced Revolver. The Borrowing Base is based on the Bank's engineer's or any other independent engineer's calculation of the value of the Company's oil and gas reserves, using the Bank's pricing and discount factors and the future net revenue expected to be produced from the Company's
oil and gas reserves.   The Borrowing Base is redetermined on September 30 and
March 31 of each year. On May 9, 1997 the Bank advanced the Company $275,775 under the refinanced Revolver to retire the principal balance and accrued interest on the term note assumed in the NPC Merger. On May 9, 1997 the Bank advanced the Company $385,000 under the refinanced Revolver for lease acquisition, and 3-D seismic shooting and analysis on the prospect in Kansas.

     The Company had current assets of $2,431,900 and current liabilities of $1,446,589 which resulted in working capital of $985,311 as of March 31, 1997. This was an increase of $199,128 from the working capital of $786,183 as of December 31, 1996. Working capital increased primarily due to cash acquired in the Bison Merger, increased cash flow from oil and gas production and no monthly principal payments on the Revolver offset partially by amounts spent on exploratory and developmental drilling and proved property acquisitions. The Company's current ratio of 2.19, calculated under the terms of the Credit Agreement which excludes stockholder receivables and debt due under the Credit Agreement, was in excess of the 0.90 to 1.00 required.

     At March 31, 1997 fifty-nine wells had been spudded under the Brigham Agreement. Of these fifty-nine wells, thirty-four were completed, twenty-two were dry holes and two were under analysis. The total funds advanced to Brigham for the three month period ended March 31, 1997 was $229,324. The Company's obligation under the Brigham Agreement expired April 1, 1997 and the Company is no longer required to advance Brigham any additional money under the Brigham Agreement.

     In general, because the Company's principal natural gas and oil reserves are depleted by production, its success is dependent upon the results of its development, acquisition and exploration activities. The Company's strategy is to enhance and exploit its existing properties for reserves, to invest in exploratory and developmental drilling prospects and to acquire reserves. The Company expects to incur a total of approximately $1,200,000 in capital expenditures over the next nine months to drill eight developmental wells in the Spivey Grabs Field. The Company also expects to invest $100,000 in an exploratory well prospect in Tyler County, Texas and $475,000 in a 3-D seismic and drilling project in Kansas. These projects will be funded by internally-generated cash flows, proceeds from property sales and bank debt.
As of March 31, 1997, the Company had a contingent obligation to repurchase 70,196 common shares issued in the Janex Acquisition, upon written notice delivered to the Company, beginning five years after the closing date and continuing for thirty days thereafter, at a price of $6.00 per share. This obligation shall terminate if the Company's stock trades at a share price of $8.00 or greater for twenty consecutive trading days during the thirty-six month period ending November 1, 1998. As of March 31, 1997, the Company's ask price for its stock had equaled or exceeded $8.00 per share for fifteen (15) consecutive days. At the close of trading on April 7, 1997, the Company's common stock had traded at an ask price that was equal to, or exceeded, $8.00 per share for twenty consecutive trading days. In accordance with the agreement, the redeemable common stock balance at March 31, 1997 of $421,179 will be reclassified to additional paid-in capital effective April 7, 1997.

     On March 4, 1996, the Company signed a stock purchase agreement with Kaiser Francis Oil Company ("the Agreement"). Kaiser-Francis has agreed to purchase 1,666,667 shares of Series A Preferred Stock ("Preferred") at $6.00 per share, for a total investment of $10,000,000. The parties have agreed to a five-year purchase period, effective September 4, 1996, with minimum incremental investments of $500,000 each. Each issuance of Preferred is subject to approval by Kaiser-Francis of the use of proceeds. The Preferred is nonvoting and accrues dividends at 8% per annum, payable quarterly in cash.
The Preferred is convertible at any time after issuance into shares of common stock at the rate of two shares of common stock for each share of Preferred before January 1, 1998. The conversion rate decreases thereafter at 8% per annum. The Company will pay the costs of registration of the Preferred or the underlying common stock under the Securities Act of 1933 upon request of Kaiser-Francis. The Company may redeem the Preferred in whole or in part, at any time after January 1, 2007 at a price of $6.00 per share. As of March 31, 1997 1,166,667 shares of the Preferred had been issued. Management expects to use the preferred stock to acquire direct interests in producing properties with exploitation potential or as financing for mergers with exploration and production companies.

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

Current Activities

     At May 5, 1997, no exploratory or developmental wells were drilling.


Results of Operations

     Three Months March  31, 1997 and 1996

     Total revenues for the three months ended March 31, 1997 of $1,955,146 were $905,516 higher than the same period in 1996. The increase in total revenues was due principally to higher oil and gas revenues of $859,571. The increase in oil and gas revenues consisted primarily of a $464,232 increase in oil revenues and a $323,263 increase in gas revenues. Also contributing to the revenue increase was $101,143 in revenue from gas processing at the gas plant located at the Spivey Grabs Field in Harper County, Kansas. The gas processing plant was acquired in the Bison Merger which was effective February 28, 1997. The increase in oil and gas revenues was primarily the result of higher oil and gas production. Production of oil increased 55% and production of gas increased 25%, over the comparable 1996 period. The oil production increase consisted of a 15,388 barrel increase from the NPC and Bison mergers, a 1,191 barrel increase from the successful wells drilled in the Brigham Agreement and a 1,195 barrel decrease in existing properties' production. The gas production increase consisted of a 88,613 Mcf increase from the NPC and Bison mergers, a 2,648 Mcf increase from the successful wells drilled in the Brigham Agreement and a 30,236 decrease in existing properties' production. During the three month period ended March 31, 1997, the Company sold 43,119 barrels of oil and 302,522 Mcf of gas, as compared to 27,735 barrels and 241,497 Mcf for the comparable 1996 period. The price received on the gas sold in 1997 of $2.77 per Mcf was higher than the $2.13 per Mcf received in the comparable 1996 period. Oil prices in 1997 of $21.70 per barrel were higher than the $17.01 per barrel received in 1996.

     Total expenses increased by $949,669 over the comparable 1996 period. Due to the growth of the Company over the last twelve months, all categories of expenses increased. The increase in dry hole costs of $181,338 was due to dry hole costs associated with the Brigham Agreement in 1997 versus no dry hole costs in the comparable 1996 period. Depletion expense increased by $211,909, while depreciation expense decreased by $1,331. Depletion was higher due to depletion on properties acquired in the NPC and Bison mergers and higher depletion on existing properties. Depreciation was lower due to minimal asset additions and lower depreciation on lease and well equipment and corporate office furniture and fixtures which are depreciated on the accelerated method which declines over the useful life of the asset. General and administrative expenses ("G&A") increased by $250,583, consisting of a $67,375 increase due to G&A expenses incurred by the companies acquired in the Bison Merger and a $183,208 increase in the Company's G&A. The increase in the Company's G&A consists primarily of a

$75,000 increase in the Company's SEP contribution and cash bonuses, an increase of $43,000 in geological and accounting expenses and a $25,000 increase in officers' salaries. There was no SEP contribution or cash bonuses paid in the 1996 comparable period. Interest expense decreased by $15,701, due primarily to lower rates. Lease operating expenses increased by $292,818 due principally to higher expenses of $257,351 on properties acquired in the NPC and Bison mergers. Lease operating expenses on existing properties increased $29,718.

     The Company reported operating of $40,419 for the three months ended March 31, 1997 versus operating income of $84,572 for the comparable period.

     The Company reported net income of $40,419 for the three months ended March 31, 1997 versus net income of $84,572 for the comparable 1996 period. After considering the preferred stock dividend requirement of $62,889, the Company, reported a net loss available to common stockholders of $22,470. There was no preferred stock dividend requirement in the comparable 1996 period.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibit 27 - Financial Data Schedule

       (b) Reports on Form 8-K - The Company filed a Report on Form 8-K on February 25, 1997, reporting the acquisition via a merger agreement of Bison Energy Corporation as a wholly-owned subsidiary. The Form 8-K was amended on April 25, 1997, on Form 8-K/A to provide audited financial statements for the years ended March 31, 1995 and 1996 and unaudited interim statements for the nine month periods ended December 31, 1995 and 1996 for the acquired company, as well as unaudited proforma combined financial information as of December 31, 1996.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MIDDLE BAY OIL COMPANY, INC.
                                  (Registrant)



     Date:  May 7, 1997                 By:  /s/ John J. Bassett
                                            -------------------------------

                                        John J. Bassett
                                        President and
                                        Chief Executive Officer

     Date:  May 7, 1997                 By:  /s/ Frank C. Turner II
                                            -------------------------------

                                        Frank C. Turner II
                                        Vice-President and
                                        Chief Financial Officer