Form 10QSB
period 1997-06-30
MIDDLE BAY OIL CO INC
filed 1997-08-19
CIK 903267

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

                 Common stock, $.02 par value
                 4,472,360 shares as of July 31, 1997

Transitional Small Business Disclosure Format (check one)
                       Yes [ ]  No [X]

                          MIDDLE BAY OIL COMPANY, INC.


                                    INDEX


                                                                  Page
                                                                   No.
                                                                  ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets-
      June 30, 1997 and December 31, 1996 ......................... 1
   Consolidated Statements of Operations-
      Six months ended June 30, 1997 and 1996 ..................... 2
   Consolidated Statements of Cash Flows-
      Six months ended June 30, 1997 and 1996 ..................... 3
   Notes to Consolidated Financial Statements ..................... 4

  Item 2.  Management's Discussion and Analysis
              or Plan of Operation ................................19

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of
              Security Holders.....................................27

  Item 6.   Exhibits and Reports on Form 8K  ......................28

PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                              (UNAUDITED)      (AUDITED)
                                                                                                JUNE 30       DECEMBER 31
                                                                                                 1997            1996
                                                                                            --------------   -------------
ASSETS

CURRENT ASSETS
  CASH                                                                                      $  3,183,589    $    556,026
  NOTES AND ACCOUNTS RECEIVABLE-TRADE                                                          2,097,452       1,129,417
  OTHER CURRENT ASSETS                                                                           311,502          58,137
                                                                                            ------------    ------------
    TOTAL CURRENT ASSETS                                                                       5,592,543       1,743,580

NON-CURRENT ASSETS
  NOTES RECEIVABLE-STOCKHOLDER                                                                   162,529         159,215
                                                                                            ------------    ------------
                                                                                                 162,529         159,215
PROPERTY (AT COST)
  OIL AND GAS (SUCCESSFUL EFFORTS METHOD)                                                     52,267,950      16,252,576
  FURNITURE, FIXTURES AND OTHER                                                                  709,746         354,603
                                                                                            ------------    ------------
                                                                                              52,977,696      16,607,179
ACCUMULATED DEPRECIATION AND DEPLETION                                                        (6,385,987)     (5,332,517)
                                                                                            ------------    ------------
                                                                                              46,591,709      11,274,662

OTHER ASSETS                                                                                      32,193           7,523

TOTAL ASSETS                                                                                $ 52,378,974    $ 13,184,980
                                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT MATURITY OF LONG-TERM DEBT                                                        $    251,604    $    554,601
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                        1,516,011         402,796
  OTHER CURRENT LIABILITIES                                                                      151,295            --
                                                                                            ------------    ------------
TOTAL CURRENT LIABILITIES                                                                      1,918,910         957,397

LONG-TERM DEBT                                                                                 7,842,394       5,158,477
DEFERRED INCOME TAXES                                                                          7,469,443         610,785
REDEEMABLE COMMON STOCK                                                                             --           421,179

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $0.02 PAR, 5,000,000 AUTHORIZED
     WITH 1,666,667 DESIGNATED SERIES A, NONE-OTHER ISSUED                                          --
  CUMULATIVE CONVERTIBLE SERIES A 8% PREFERRED STOCK, $6.00 STATED VALUE, 1,666,667
     DESIGNATED, 1,666,667 AND 166,667 SHARES ISSUED AND OUTSTANDING AT JUNE 30, 1997 AND
     DECEMBER 31, 1996, RESPECTIVELY.  $10,000,000 AGGREGATE LIQUIDATION PREFERENCE           10,000,000       1,000,000
  CONVERTIBLE PREFERRED STOCK SERIES B, $7.50 STATED VALUE, 266,667 SHARES ISSUED AND
     OUTSTANDING AT JUNE 30, 1997, $2,000,000 AGGREGATE LIQUIDATION PREFERENCE                 3,627,000            --
  COMMON STOCK, $.02 PAR VALUE, 10,000,000 AUTHORIZED, 4,472,360 AND 1,880,917 SHARES
     ISSUED AND OUTSTANDING AT JUNE 30, 1997 AND DECEMBER 31, 1996, RESPECTIVELY                  89,455          37,618
  PAID-IN-CAPITAL                                                                             22,718,023       6,049,442
  LESS REDEEMABLE COMMON STOCK                                                                      --          (421,179)
  UNEARNED STOCK COMPENSATION                                                                   (270,000)           --
  DEFICIT                                                                                       (948,211)       (560,699)
  LESS COST OF TREASURY STOCK; 21,773 SHARES AT JUNE 30, 1997 AND DECEMBER 31, 1996              (68,040)        (68,040)
                                                                                            ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                    35,148,227       6,037,142

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND EQUITY                                                                $ 52,378,974    $ 13,184,980
                                                                                            ============    ============

See accompanying notes

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED


                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30        JUNE 30      JUNE 30       JUNE 30
                                                         1997           1996         1997          1996
                                                     -----------    ----------   -----------    ----------
REVENUE
  OIL AND GAS PRODUCTION AND PLANT INCOME            $ 1,818,251    $1,066,862   $ 3,694,098    $2,083,138
  INTEREST                                                 2,851         2,769         7,590         6,190
  OTHER                                                   26,439       305,215        47,231       332,117
  WELL OPERATING INCOME                                  146,234          --         200,002          --
  GAIN ON SALE OF PROPERTY                                 3,867        34,783         3,867        37,814
                                                     -----------    ----------   -----------    ----------
TOTAL REVENUE                                          1,997,642     1,409,629     3,952,788     2,459,259
                                                     -----------    ----------   -----------    ----------

COSTS AND EXPENSES
  WELL OPERATING                                     $   824,272    $  367,772   $ 1,516,683    $  771,570
  EXPLORATION EXPENSES                                   110,986          --         115,191          --
  DEPRECIATION, DEPLETION AND
   AMORTIZATION                                          575,772       269,815     1,054,817       539,630
  ABANDONMENT                                             54,381        91,535       235,719        91,535
  INTEREST                                               123,868       126,816       259,743       246,990
  GENERAL AND ADMINISTRATIVE                             531,846       169,616       953,700       340,887
                                                     -----------    ----------   -----------    ----------
TOTAL EXPENSES                                         2,221,125     1,025,554     4,135,853     1,990,612

INCOME (LOSS) BEFORE INCOME TAXES                       (223,483)      384,075      (183,065)      468,647

INCOME TAXES                                                --            --            --            --
                                                     -----------    ----------   -----------    ----------
NET INCOME  (LOSS)                                      (223,483)      384,075      (183,065)      468,647

DIVIDENDS TO PREFERRED STOCKHOLDERS                      141,556          --         204,445          --
                                                     -----------    ----------   -----------    ----------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS   ($  365,039)   $  384,075   ($  387,510)   $  468,647
                                                     ===========    ==========   ===========    ==========

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                        2,553,791     1,318,917     2,321,088     1,318,917
                                                     ===========    ==========   ===========    ==========

NET INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE                        ($     0.14)   $     0.29   ($     0.17)   $     0.36
                                                     ===========    ==========   ===========    ==========

See accompanying notes.

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED
UNAUDITED


                                                           JUNE 30      JUNE 30
                                                            1997          1996
                                                        ------------   ----------
OPERATING ACTIVITIES
NET INCOME                                              ($   183,065)   $ 468,647
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  DEPLETION, DEPRECIATION AND AMORTIZATION                 1,054,817      539,630
  CHANGES IN CURRENT ASSETS AND LIABILITIES EXCLUDING
     EFFECTS OF BUSINESS ACQUISITIONS:
    ACCOUNTS RECEIVABLE                                       55,262      381,788
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    220,931     (565,311)
  GAIN ON SALE OF PROPERTIES                                    --        (37,814)
  OTHER CHARGES (CREDITS)                                    (91,498)        (507)
                                                        ------------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,056,447      786,433

INVESTING ACTIVITIES
  PROCEEDS FROM SALES OF PROPERTIES                        1,445,890       40,000
  ADDITIONS TO OIL AND GAS PROPERTIES                     (1,378,298)    (690,687)
  PURCHASE OF EQUIPMENT                                      (29,704)      (1,827)
  ACQUISITION OF BISON ENERGY CORPORATION, NET OF
     CASH ACQUIRED OF $994,367                            (7,139,914)        --
  ACQUISITION OF SHORE OIL COMPANY, NET OF
     CASH ACQUIRED OF $2,057,467                            (514,299)        --
  FURNITURE, FIXTURES AND OTHER ASSETS                       (24,412)      (4,507)
  PROCEEDS FROM SALE OF REAL ESTATE                             --         75,000
  RECEIPTS FROM (ADVANCES TO) STOCKHOLDER                     (3,314)      (3,314)
                                                        ------------    ---------
NET CASH USED IN INVESTING ACTIVITIES                     (7,644,051)    (585,335)

FINANCING ACTIVITIES
  PROCEEDS FROM COMMON STOCK ISSUED                          143,692         --
  PROCEEDS FROM PREFERRED STOCK ISSUED                     9,000,000         --
  PROCEEDS FROM DEBT ISSUED                                  664,702      483,766
  PRINCIPAL PAYMENTS ON DEBT                                (388,782)    (204,393)
  PURCHASE OF STOCK FOR TREASURY                                --        (68,040)
  PREFERRED STOCK DIVIDENDS                                 (204,445)        --
                                                        ------------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        9,215,167      211,333

NET INCREASE (DECREASE) IN CASH                            2,627,563      412,431
CASH- BEGINNING                                              556,026       80,791
                                                        ------------    ---------
CASH- ENDING                                            $  3,183,589    $ 493,222
                                                        ============    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   INTEREST PAID IN CASH                                $    259,743    $ 246,990
                                                        ============    =========
    COMMON STOCK ISSUED IN ACQUISITION OF
      BISON ENERGY CORPORATION                          $  3,330,559         --
                                                        ============    =========
    COMMON STOCK ISSUED IN ACQUISITION OF
      SHORE OIL COMPANY                                 $ 12,976,164         --
                                                        ============    =========
    PREFERRED STOCK-SERIES B ISSUED IN ACQUISITION OF
      SHORE OIL COMPANY                                 $  3,627,000         --
                                                        ============    =========

    DEBT ASSUMED IN ACQUISITION OF SHORE OIL COMPANY    $  2,105,000         --
                                                        ============    =========

See accompanying notes.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

   Middle Bay Oil Company, Inc. (the Company), was incorporated under the laws of the State of Alabama on November 30, 1992. The Company and its wholly-owned subsidiaries (collectively referred to as the Company) are engaged in the acquisition, development and production of oil and gas in the contiguous United States.

    Basis of Presentation

   In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 1997 and the consolidated results of operations and consolidated cash flows for the six months ended June 30, 1997 and 1996.

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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996
                                  (Continued)


   Principles of Consolidation
   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996
                                  (Continued)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (continued)

   Properties (continued)

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

    Site Restoration, Dismantlement & Abandonment Costs

   Site restoration, dismantlement and abandonment costs (P&A costs) include costs associated with dismantling and disposing of the facilities and equipment required to operate a well and restoring the well site to specified conditions. The Company develops specific estimates of its P&A costs based on consultations with its engineers and reevaluates such estimates annually. Estimated future P&A costs are accrued on a unit-of-production method based on proved reserves. As of June 30, 1997 and December 31, 1996, the P&A costs accrued were immaterial.

   Impairment of Long-Lived Assets

   Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of" (SFAS #121) was issued in March 1995 and was adopted by the Company in the fourth quarter of 1996. This statement requires that long-lived assets be reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996
                                  (Continued)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (continued)

    Impairment of Long-Lived Assets (continued)

with the asset's expected future undiscounted cash flows without interest costs. The asset's expected future undiscounted cash flows are determined by Lee Keeling & Associates (Keeling), an independent engineering firm. To determine the expected future cash flows of each property, Keeling estimated each property's oil and gas reserves, relied on certain information supplied by the Company regarding the oil and gas reserves, applied certain assumptions regarding price and cost escalations, and applied certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors.

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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996

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

    Earnings (Loss) Per Share

   Primary earnings (loss) per share equals net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Shares issuable upon exercise of options are included in the computation of earnings per common and common equivalent share to the extent that they are dilutive. For the six months ended June 30, 1997 and the second quarter of 1997, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, the loss per share calculation for such periods is based on the weighted average number of common shares outstanding. For the six months ended June 30, 1996 and the second quarter of 1996, the dilution from the common stock equivalents was immaterial. Accordingly, the earnings per share calculation for such period is based on the weighted average number of common shares outstanding.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996

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

   The cost of acquiring NPC was approximately $3.20 million, consisting of the following (in thousands):

           Estimated fair value of 562,000 shares
            of MBOC Common Stock issued ....................................  $1,967
           Estimated fair value of 166,667 shares
            of MBOC Series A Preferred Stock ...............................   1,000
           Cash on hand ....................................................     226
           Legal and accounting expenses ...................................      35
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

   The preliminary allocation of the purchase price is summarized as follows:
(in thousands)

           Working capital .............................................  $    785
           Oil and gas properties:
             Proved ....................................................     4,029
           Debt assumed ................................................      (468)
           Deferred income taxes .......................................    (1,118)
                                                                          --------
                                                                          $  3,228
                                                                          ========

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996

(2) ACQUISITIONS (continued)

   On February 28, 1997, the Company completed the acquisition of Bison Energy Corporation ("BEC"). The transaction consisted of a merger (the "Bison Merger") of BEC into Bison Energy Corporation-Alabama, a wholly-owned subsidiary of the Company. On February 28, 1997, Bison Energy Corporation-Alabama merged into BEC and its separate corporate existence ceased. BEC continues as a wholly-owned subsidiary of the Company.

   The Bison Merger was accounted for as a purchase of BEC by MBOC and as a result of the purchase method of accounting, MBOC's cost of acquiring BEC was allocated to the assets and liabilities acquired based on estimated fair values.

   The cost of acquiring BEC was approximately $10 million, consisting of the following (in thousands):

           Estimated fair value of 605,556 shares
            of MBOC Common Stock issued .................................... $ 3,330
           Estimated fair value of 1,000,000 shares
            of MBOC Series A Preferred Stock ...............................   6,000
           Cash on hand ....................................................     654
           Other legal and accounting expenses .............................      35
                                                                            --------
                                                                             $10,019
                                                                             =======

   The fair value of the securities issued in connection with the merger was calculated using the price of the Company's common stock at the time the Bison Merger was announced to the public of $5.50 per share.

   The Company's purchase price has been allocated to the consolidated assets and liabilities of BEC based on preliminary estimates of the fair values with the remaining purchase price allocated to proved oil and gas properties. No goodwill has been recorded in this transaction.

   The preliminary allocation of the purchase price is summarized as follows:
(in thousands)

           Working capital ...............................................  $    694
           Oil and gas properties:
             Proved ......................................................    10,954
           Yard Inventory and equipment ..................................       525
           Deferred income taxes .........................................    (2,154)
                                                                            --------
                                                                            $ 10,019
                                                                            ========

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996


(2)  ACQUISITIONS (continued)

   The price paid for BEC and the allocation of the purchase price, both detailed above, excludes the $1,445,890 allocated to non-oil and gas assets that were purchased in the merger and sold on March 3, 1997 for $1,445,890.

On June 30, 1997, the Company completed the acquisition of Shore Oil Company("Shore"). The transaction consisted of a merger (the "Shore Merger") of Shore into Shore Acquisition Company Inc., a wholly-owned subsidiary of the Company. On June 30, 1997, Shore Acquisition Company merged into Shore and its separate corporate existence ceased. Shore continues as a wholly-owned subsidiary of the Company.

   The merger was accounted for as a purchase of Shore by MBOC and as a result of the purchase method of accounting, MBOC's cost of acquiring Shore was allocated to the assets and liabilities acquired based on estimated fair values.

The cost of acquiring Shore was approximately $19 million, consisting of the following (in thousands):

           Estimated fair value of 1,883,333 shares
            of MBOC Common Stock issued .................................... $ 12,976
           Estimated fair value of 266,667 shares
            of MBOC Series B Preferred Stock ...............................    3,627
           Estimated fair value of 388,833 shares
            of Series A Preferred Stock ....................................    2,333
           Cash consideration ..............................................      200
           Other legal and accounting expenses .............................       38
                                                                             --------
                                                                             $ 19,174
                                                                             ========

   The fair value of the securities issued in connection with the merger was calculated using the average price of the Company's common stock at the time the Shore Merger was announced to the public and further adjusted for tradability restrictions. The tradability discount for the Company's common stock was determined by an independent valuation firm.

The Company's purchase price has been allocated to the consolidated assets and liabilities of Shore based on preliminary estimates of the fair values with the remaining purchase price allocated to proved oil and gas properties. No goodwill has been recorded in this transaction.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996

  The preliminary allocation of the purchase price is summarized as follows:
(in thousands)

           Working capital ................................................ $  2,288
           Oil and gas properties:
             Proved .......................................................   18,004
             Unproved .....................................................      864
           Fee minerals ...................................................    4,796
           Other assets ...................................................       36
           Debt assumed ...................................................   (2,105)
           Deferred income taxes ..........................................   (4,709)
                                                                            --------
                                                                           $  19,174
                                                                           =========

   The following pro forma data presents the results of the Company for the six months ended June 30, 1996 and 1997, as if the acquisitions of NPC, BEC and Shore had occurred on January 1, 1996. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation and depletion related to the properties and businesses acquired, preferred stock dividends on preferred stock issued, and the related income tax effects (in thousands, except per share amounts).

                                                              Pro Forma
                                                              ---------
                                                           Six Months ended
                                                           ----------------
                                                                June 30
                                                               --------
                                                            1996      1997
                                                            -----     ----
                                                             (Unaudited)
        Total Revenues .................................... $7,122    $7,273
        Loss .............................................. $ (497)   $ (751)
        Loss per share .................................... $(0.11)   $(0.16)


 (3)  RELATED PARTY TRANSACTIONS

   The Company has a receivable, including accrued interest, from Bay City Energy Group, Inc. (BCEG), a significant stockholder, as of June 30, 1997 and December 31, 1996 in the amount of $162,529 and $159,215, respectively. The note is secured by 75,000 shares of Company common stock with principal and accrued interest at 5% per annum due in full on January 1, 2001. During the six months ended June 30, 1997 and 1996, BCEG did not make any payments and was not advanced any funds. Interest of $23,524 was accrued on the note at June 30, 1997.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996


(4)  LONG-TERM DEBT

                                                        June 30        December 31
                                                         1997            1996
                                                      ---------        ---------
Revolving Credit Note of $20,000,000 due
  April 1, 1999, secured by oil and gas
  properties, quarterly payments of interest
  only at prime plus three-fourths
  of one percent                                        2,105,000               --

Convertible Loan of $15,000,000 due March 31, 1998,
  secured by oil and gas properties, monthly
  payments of interest only at prime,
  convertible into a 72 month term
  note on March 31, 1998                                5,851,298               --

Convertible Loan of $6,000,000 due September 30, 1997,
  secured by oil and gas properties, monthly
  payments of interest only at 1.5% over prime,
  convertible into a 72 month term
  note on September 30, 1997                                   --        5,186,596

Term note due August 31, 1998, secured by
   oil and gas properties, repayable in
   monthly installments of $27,590 plus
   interest at 9.5%                                            --          385,089

Note, due 1/1/99, secured by office building,
  repayable in monthly installments
  of $1,511 including interest
  at 7 3/4%                                               137,700          141,393
                                                      -----------      -----------

Total                                                 $ 8,093,998      $ 5,713,078

Less current maturities                                   251,604          554,601
                                                      -----------      -----------

Long-term debt excluding current
  maturities                                          $ 7,842,394      $ 5,158,477
                                                      ===========      ===========

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996

(4)  LONG-TERM DEBT (continued)

The $15,000,000 convertible loan contains certain restrictive provisions, the most significant of which restricts additional borrowings, either directly or indirectly, and payment of dividends. The $20,000,000 revolving credit note contains certain restrictive provisions, the most significant of which restricts additional borrowings, either directly or indirectly, and payment of dividends. At June 30, 1997, the Company was in compliance with all covenants specified in the convertible loan and revolving credit agreements.


(5)  STOCKHOLDERS' EQUITY

   In connection with the merger with Shore Oil Company, Inc., effective June 30, 1997, the Company issued 266,667 shares of Series B Preferred Stock ("Series B"). The Series B is nonvoting and pays no dividends. The Series B has a liquidation value of $7.50 per share and is junior to the Series A Preferred. For a period of sixty-six months subsequent to June 30, 1997 any holder of the Series B may convert all or any portion of Series B shares into Company Common Stock ("Common") at a ratio of one share of Common for each Series B share or at any time on or after January 1, 1998, the holders may convert pursuant to the Alternative Conversion Method based on Cumulative Value. Upon expiration of the conversion period, unless the Company has given notice to redeem the Series B, all of the shares of Series B shall be automatically converted. In no event shall the aggregate total number of shares of Common into which the Series B are converted be less than 266,667 shares or exceed 1,333,333 shares, unless further increased for any anti-dilution provisions.

The Alternative Conversion Method shall be computed as of December 31 of each year following the merger date of June 30, 1997, by determining the incremental amounts by which the Cumulative Value increases over the prior year's computation. Each incremental increase in the Cumulative Value, when computed, shall be divided by $8,000,000, with the resulting quotient (the "Alternative Conversion Factor") multiplied by 266,667 to determine the number of Series B shares which would be converted. The number of Common shares into which the Series B would be converted shall be determined by multiplying 1,066,666 times the then applicable Alternative Conversion Factor. The procedure shall be repeated as of each December 31, with the applicable number of Series B shares converted into Common shares. If on December 31 of any year during the conversion period the aggregate Cumulative Value equals or exceeds $10,000,000, then the remaining Series B shares will be convertible into a number of Common shares equal to 1,333,333 shares less the aggregate number of Common shares previously issued upon conversion.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996

(5)  STOCKHOLDERS' EQUITY (continued)

The Cumulative Value means the value attributable to the approximately 40,000 acres of mineral interest owned by Shore in Terrebone, LaFourche and St. Mary Parishes, Louisiana (the "Louisiana Acreage"). The Cumulative Value shall initially be equal to $2,000,000 and shall not exceed $10,000,000. The Cumulative Value shall be recomputed on an incremental basis as of December 31 of each year following the merger date of June 30, 1997 based: (1) on values computed for newly-discovered, reworked or recompleted wells with a minimum of six months' production history; plus (2) lease bonus payments and delay rental payments, seismic option payments, seismic permit payments, any other payments and proceeds from the sale of properties or oil and gas interests on the Louisiana Acreage received by the Company during the evaluation period if such properties or oil and gas interests have not been previously included in the computation of Cumulative Value. The Cumulative Value shall be reduced on each recomputation date by the amount of any extraordinary claim or liability asserted against or paid by the Company and relating to the Louisiana Acreage during such evaluation period.

On September 4, 1996, the Company signed a stock purchase agreement with Kaiser Francis Oil Company ("the Agreement"). Kaiser-Francis has agreed to purchase 1,666,667 shares of Series A Preferred Stock ("Preferred") at $6.00 per share, for a total investment of $10,000,000. The parties have agreed to a five-year purchase period, effective September 4, 1996, with minimum incremental investments of $500,000 each. Each issuance of Preferred is subject to approval by Kaiser-Francis of the use of proceeds. The Preferred is nonvoting and accrues dividends at 8% per annum, payable quarterly in cash. The Preferred is convertible at any time after issuance into shares of common stock at the rate of two shares of common stock for each share of Preferred before January 1, 1998. The conversion rate decreases thereafter at 8% per annum.
The Company will pay the costs of registration of the Preferred or the underlying common stock under the Securities Act of 1933 upon request of Kaiser-Francis. The Company may redeem the Preferred in whole or in part, at any time after January 1, 2007 at a price of $6.00 per share. As of June 30, 1997, 1,666,667 shares of the Preferred had been issued.

   On April 1, 1996, the Board of Directors authorized the repurchase of up to $100,000 of Company common stock at a price per share not to exceed $3.25, exclusive of brokerage costs. As of June 30, 1997 the Company had purchased 21,772.75 shares of common stock at a cost of $68,040.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996

(5)  STOCKHOLDERS' EQUITY (continued)

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

On May 30, 1997, the Board of Directors granted options to acquire 85,000 shares of Company common stock under the 1995 Stock Option and Stock Appreciation Rights Plan to certain key employees. All of the options vested on the grant date of May 30, 1997 with an exercise price of $7.75 per share, which was equal to the fair market value of common stock on the date of grant. The options expire ten years from the date of grant if not exercised. On February 6, 1997, the Board of Directors granted options to acquire 210,000 shares of Company common stock under the 1995 Stock Option and Stock Appreciation Rights Plan to key employees and non-employee directors. All of the options vested on the grant date of February 6, 1997 with an exercise price of $6.00 per share, which was equal to the fair market value of common stock on the date of grant. The options expire ten years from the date of grant if not exercised. On May 31, 1996, the Board of Directors granted options to acquire 125,000 shares of Company common stock under the 1995 Stock Option and Stock Appreciation Rights Plan to key employees and non-employee directors. All of the options vested on the grant date of May 31, 1996 with an exercise price of $2.50 per share, which was equal to the fair market value of common stock on the date of grant. The options expire ten years from the date of grant if not exercised.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996

(5)  STOCKHOLDERS' EQUITY (continued)

   Under the terms of the Janex Acquisition, the Company has a contingent obligation to repurchase 142,107 common shares issued in the Janex Acquisition, upon written notice delivered to the Company, beginning five years after the closing date and continuing for thirty days thereafter, at a price of $6.00 per share. This obligation shall terminate if the Company's stock trades at a share price of $8.00 or greater for twenty consecutive trading days during the thirty-six month period ending November 1, 1998. At the close of trading on April 7, 1997, the Company's common stock had traded at an ask price that was equal to, or exceeded, $8.00 per share for twenty consecutive trading days. Therefore, the contingent obligation represented by the redeemable common stock balance on the Company's balance sheet in the amount of $421,179 was reclassified to additional paid-in capital effective April 7, 1997.

(6)  INCOME TAXES

   The Company's income tax expense (benefit) for continuing operations consists of the following:

                                         Six months Ended
                                       June 30     June 30
                                        1997         1996
                                      --------     --------
     Current                         $    -       $   -
     Deferred                             -           -
                                      --------     --------

     Total                           $    -       $   -
                                      ========     ========


   The Company's net deferred tax liability at June 30, 1997 and December 31, 1996 are as follows:

                                   March 31     December 31
                                     1997          1996
                                  -----------   ----------
     Deferred tax liability
       Oil and gas properties    $ 7,676,367    $ 817,079
     Deferred tax asset
       Net operating losses         (206,924)    (206,924)
     Valuation allowance                 -           -
                                  ----------     --------
     Net deferred tax liability  $ 7,469,443    $ 610,785
                                  ==========     ========

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996


(6)  INCOME TAXES (continued)

   As of December 31, 1996, the Company had approximately $1,295,000 of operating loss carryforwards, with $432,000 expiring in 2009 and $418,000 expiring in 2010 and $445,000 in 2011. As of December 31, 1996 the Company had $36,482 of AMT credit carryforwards and $22,000 of Section 29 tax credit carryforwards.


(7)  COMMITMENTS AND CONTINGENCIES

   The Company's obligations under the terms of certain operating leases for
office equipment is immaterial.   The Company is leasing 3,000 square foot of
office space for Bison Energy's headquarters in Wichita, Kansas for $3,000 per month for three years. The Company is leasing 2,909 square foot of office space for Shore Oil Company's headquarters in Houston, Texas for $2,892 per month through June 30, 1998.

   On April 3, 1996, the Company entered into a Joint Expense and Participation Agreement with Brigham Oil and Gas, L.P. which allows the Company to participate in the drilling of eighty-seven (87) onshore wells in Texas and Oklahoma over the twelve month period beginning April 1, 1996. The Company is committed to fund $1,500,000 in drilling costs over this twelve month period. As of June 30, 1997, the Company had advanced $1,753,499 in drilling and completion costs to Brigham Oil and Gas, L.P. Based on the final reconciliation under the Brigham Agreement, the Company owes Brigham an additional $191,000. The Company's obligation under the Brigham Agreement, excluding the amount due under the final reconciliation, expired April 1, 1997 and the Company is no longer required to advance Brigham any additional money under the Brigham Agreement.


   The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Liquidity and Capital Resources

    Cash flow from operating activities for the six months ended June 30, 1997 of $1,056,447 increased $270,014 over the comparable 1996 period. The increase was due primarily to working capital changes offset by increased general and administrative expenses associated with the recent mergers and increased dry-hole expenses and exploration costs. Cash flow from oil and gas sales increased $643,323 over the comparable period. Oil and gas prices increased 11%, while oil production increased 48% and gas production increased 43%. In addition to income from the sale of oil and natural gas, income from gas processing at the plant located at the Spivey Grabs Field in Kansas generated net income of $222,254. This revenue is derived principally from gas processing and the sale of natural gas liquids (i.e. propane and butane). The change in working capital increased cash flow by $368,725 over the comparable 1996 period. The change in working capital was caused principally by timing differences in the payment of expenses and receipt of revenues. Cash flow from operations before working capital changes of $871,752 decreased $98,711 over the comparable 1996 period. Additions to oil and gas properties were higher than the comparable period in 1996 due to the Bison Energy Corporation Merger (the "Bison Merger") which closed February 28, 1997 and the Shore Oil Company Merger (the "Shore Merger") which closed June 30, 1997 and no material acquisitions and limited drilling in the 1996 comparable period. The increase in the amount of cash used for debt payments was due primarily to the $274,729 refinancing, through the $15 million Convertible Loan, of the term note due August 31, 1998 assumed in the NPC Merger. No principal payments have been required over the period April 1, 1996 to June 30, 1997 on the Company's $6 million and $15 million Convertible Loans. The increase in the proceeds from debt issued was due to the refinancing of the NPC term note in the amount of $274,729 and the financing of the leasehold and seismic costs in the amount of $385,000 associated with the Reflection Ridge Prospect. The increase in proceeds from issuance of preferred stock was due to the preferred stock issued to finance portions of the Bison Merger and the Shore Merger.

    The Company's operating activities provided net cash of $1,056,447 for the six month period ended June 30, 1997. During this period, net cash from operations was used principally for exploratory and developmental drilling of $504,000, workovers of $160,000, prospects of $340,000 and proved property acquisitions of $402,000. Approximately $300,000 of the $450,000 spent on exploratory and developmental drilling was for completed wells. The majority of the remaining funds were spent on the recompletion of the A.J. Danner well in the Pistol Ridge Field and the drilling of the Stephens #2A and Stephens #3A, developmental wells in the Spivey Grabs Field. The Pistol Ridge Field and Spivey Grabs Field are major properties of the Company. The Company incurred $236,000 in dry hole costs consisting of $182,000 for wells drilled in the Brigham Agreement and $54,000 on the Harrison well in the Spivey Grabs Field. Of the $160,000 spent on workovers, approximately $78,000 was spent on workovers at Wild Fork Creek Field in Alabama, approximately $49,000 was spent on a workover in the Spivey Grabs

Field in Kansas and $25,000 on a workover in the Wright Field in Louisiana. The remaining amount was spent on several different properties. The $340,000 spent on prospects consisted of $285,000 on Reflection Ridge in Kansas and $55,000 on
S. Highbaugh in Texas. The Company spent $7,139,914 on the Bison Merger. This includes the $1,445,890 in non-oil and gas assets which were subsequently sold for the amount paid. The Company spent $514,299 on the Shore Merger. Amounts spent on debt retirement consisted principally of monthly principal payments on the $385,089 term note assumed in the NPC Merger and the refinancing of the NPC term note of $274,000. The principal payments on the $6 million Convertible Loan were suspended when the Company converted the $5.6 million term note to a $6 million Convertible Loan on April 3, 1996.

   In conjunction with the Shore Merger on June 30, 1997, the Company assumed a term note in the principal amount of $2,105,000 which accrues interest at prime plus three-fourths of a percent. Interest is paid quarterly with the entire principal balance to be paid in full on April 1, 1999. It is expected that the Company will refinance this debt through its $15 million Convertible Loan before year-end 1997.

   On April 3, 1996, the Bank converted its $5.6 million term note into a $6.0 million, one-year, revolving line-of- credit (the "$6 million Convertible Loan"), effective April 1, 1996. The $6 million Convertible Loan required monthly payments of interest only at prime plus 1.5% and converted into a term note payable in seventy-one consecutive equal monthly principal and interest payments at prime plus 1.5%, with the remaining principal and interest payment due on March 31, 2003. Effective, March 31, 1997, the Company refinanced the $6 million Convertible Loan at its current principal balance of $5,186,596 with a $15 million Convertible Loan. The $15 million Convertible Loan requires monthly payments of interest only at prime for one year and converts into a term note payable in seventy-one consecutive equal monthly principal and interest payments at prime, with the remaining principal and interest payment due on March 31, 2004. The $15 million Convertible Loan also requires payment of a commitment fee equal to an annual rate of three- eighths percent of the excess of the Borrowing Base over the principal balance of the convertible note; as of June 30, 1997, this difference was approximately $2.7 million.

 Under the terms of the $15 million Convertible Loan, the Company can be advanced a maximum of $8.6 million through March 31, 1997 until the first redetermination of the Borrowing Base on September 30, 1997. Depending upon the value of reserves purchased and discovered, the Company can borrow a maximum of $15 million. The Borrowing Base is based on the Bank's engineer's or any other independent engineer's calculation of the value of the Company's oil and gas reserves, using the Bank's pricing and discount factors and the future net
revenue expected to be produced from the Company's oil and gas reserves.   The
Borrowing Base is redetermined on September 30 and March 31 of each year. On May 9, 1997 the Bank advanced the Company $275,775 under the $15 million Convertible Loan to retire the principal balance and accrued interest on the term note assumed in the NPC Merger. On May 9, 1997 the Bank advanced the Company $385,000 under the $15 million Convertible Loan for lease acquisition, and 3-D seismic shooting and analysis on the Reflection Ridge prospect in Kansas.

    The Company had current assets of $5,592,543 and current liabilities of $1,918,910 which resulted in working capital of $3,673,633 as of June 30, 1997. This was an increase of $2,887,450 from the working capital of $786,183 as of December 31, 1996. Working capital increased primarily due to cash and receivables acquired in the Bison Merger and the Shore Merger and no monthly principal payments on the Revolver offset partially by amounts spent on exploratory and developmental drilling and proved property acquisitions. The Company's current ratio of 3.34, calculated under the terms of the Credit Agreement which excludes stockholder receivables and debt due under the Credit Agreement, was in excess of the 0.90 to 1.00 required.

   At March 31, 1997, based on the final reconciliation on August 1, 1997, a total of sixty-one wells were spudded under the Brigham Agreement. Of these sixty-one, forty-three were completed and eighteen were dry holes. The total funds advanced to Brigham for the twelve month period ending March 31, 1997 was $1,753,499. Based on the final reconciliation under the Brigham Agreement, the Company owes Brigham an additional $191,000. The Company's obligation under the Brigham Agreement, excluding the amount due under the final reconciliation, expired April 1, 1997 and the Company is no longer required to advance Brigham any additional money under the Brigham Agreement.

   In general, because the Company's principal natural gas and oil reserves are depleted by production, its success is dependent upon the results of its development, acquisition and exploration activities. The Company's strategy is to enhance and exploit its existing properties for reserves, to invest in exploratory and developmental drilling prospects and to acquire reserves. The Company expects to incur a total of approximately $2,710,000 in capital expenditures over the next six months: $850,000 for developmental drilling, $1,500,000 for exploratory drilling and $360,000 for 3-D seismic and leasehold acquisitions. These capital expenditures will be funded by internally-generated cash flows, proceeds from property sales and bank debt.

As of March 31, 1997, the Company had a contingent obligation to repurchase 70,196 common shares issued in the Janex Acquisition, upon written notice delivered to the Company, beginning five years after the closing date and continuing for thirty days thereafter, at a price of $6.00 per share. This obligation shall terminate if the Company's stock trades at a share price of $8.00 or greater for twenty consecutive trading days during the thirty-six month period ending November 1, 1998. At the close of trading on April 7, 1997, the Company's common stock had traded at an ask price that was equal to, or exceeded, $8.00 per share for twenty consecutive trading days. In accordance with the Janex Acquisition agreement, the redeemable common stock balance of $421,179 was reclassified to additional paid-in capital effective April 7, 1997.

   On September 4, 1996, the Company signed a stock purchase agreement with Kaiser Francis Oil Company ("the Agreement"). Kaiser-Francis has agreed to purchase 1,666,667 shares of Series A Preferred Stock ("Preferred") at $6.00 per share, for a total investment of $10,000,000. The parties have agreed to a five-year purchase period, effective September 4, 1996, with minimum incremental investments of $500,000 each. Each issuance of Preferred is subject to approval by Kaiser-Francis of the use of proceeds. The Preferred is nonvoting and accrues dividends at 8% per annum, payable quarterly in cash.
The Preferred is convertible at any time after issuance into shares of common stock at the rate of two shares of common stock for each share of Preferred before January 1, 1998. The conversion rate decreases thereafter at 8% per annum. The Company will pay the costs of registration of the Preferred or the underlying common stock under the Securities Act of 1933 upon request of Kaiser-Francis. The Company may redeem the Preferred in whole or in part, at any time after January 1, 2007 at a price of $6.00 per share. As of June 30, 1997 1,666,667 shares of the Preferred had been issued.

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

  For the eight months ended August 1997, the Company had invested approximately $670,000 in two 3-D seismic exploration projects (Reflection Ridge and Hawkins Ranch). In the past, the Company has generally invested in exploration projects where 3-D seismic and 3-D seismic interpretation had already been completed or was not necessary. In addition, the Company has never invested this much capital on any two exploration projects at this stage. The two seismic exploration projects that the Company has invested in are high-risk projects where the entire capital investment may be lost. The Company financed the 3-D projects with $385,000 in debt and $285,000 in cash. It is expected that multiple wells will be drilled on both projects after the seismic is interpreted. If these wells are dry-holes and it is determined that there is no economically recoverable oil and gas on the leasehold, all of the cost of the wells and the leasehold will be expensed. Conversely, if either of these two projects are successful, it could materially increase the oil and gas reserves and the value of the Company.

Current Activities

    At August 5, 1997, one developmental well was being drilled in the Spivey Grabs Field in Kansas.

Results of Operations

   Three Months June 30, 1997 and 1996

   Total revenues for the three months ended June 30, 1997 of $1,998,000 were $588,000 higher than the same period in 1996. The increase in total revenues was due principally to higher oil and gas revenues of $751,000. The decrease in revenues associated with the $263,000 gas contract settlement received in the comparable period was offset partially by the $146,000 increase in well operating income associated with the wells acquired in the Bison merger.

   The increase in oil and gas revenues consisted primarily of a $212,000 increase in oil revenues and a $260,000 increase in gas revenues. Also contributing to the revenue increase was $282,000 in revenue from gas processing at the gas plant located at the Spivey Grabs Field in Harper County, Kansas. The gas processing plant was acquired in the Bison Merger which was effective February 28, 1997. The increase in oil and gas revenues was the result of higher oil and gas production. Production of oil increased 41% and production of gas increased 61%, over the comparable 1996 period. The oil production increase consisted of a 14,575 barrel increase from the NPC and Bison mergers, a 1,755 barrel increase from the successful wells drilled in the Brigham Agreement and a 4,268 barrel decrease in existing properties' production. The gas production increase consisted of a 112,587 Mcf increase from the NPC and Bison mergers, a 23,933 Mcf increase from the successful wells drilled in the Brigham Agreement and a 5,150 increase in existing properties' production. During the three month period ended June 30, 1997, the Company sold 41,554 barrels of oil and 373,133 Mcf of gas, as compared to 29,492 barrels and 231,463 Mcf for the comparable 1996 period. The price received on the gas sold in 1997 of $2.00 per Mcf was lower than the $2.12 per Mcf received in the comparable 1996 period. Oil prices in 1997 of $18.91 per barrel were lower than the $19.58 per barrel received in 1996.

   Total expenses increased by $1,195,000 over the comparable 1996 period. Due to the growth of the Company over the last twelve months, all but two categories of expenses increased. Lease operating expenses increased $456,000. The increase was due principally to a $440,000 increase in operating expenses associated with the Bison and NPC mergers. Depletion expense increased by $303,000, while depreciation expense increased by $2,800. Depletion was higher due to depletion on properties acquired in the NPC and Bison mergers and higher depletion on existing properties. Depreciation was higher due to additional depreciation on properties acquired in the Bison Merger offset partially by lower depreciation due to minimal asset additions and lower depreciation on lease and well equipment and corporate office furniture and fixtures which are depreciated on the accelerated method which declines over the useful life of the asset. General and administrative expenses ("G&A") increased by $362,000, consisting of a $259,000 increase due to G&A expenses incurred by the companies acquired in the Bison Merger and a $103,000 increase in the Company's G&A. The increase in the G&A from the Bison Merger will be reduced effective August 1, 1997 due to the expiration of the six month transition period on August 1, 1997 which was part of the Bison Merger. The increase in G&A consists primarily of a $179,000 increase in salaries, an increase of $55,000 in geological, accounting and legal expenses and a $27,000 increase in office supplies and expense. The increase in salary expense is due to increases in salaries of existing employees and salaries associated with employees for Bison Energy Corporation. At the time of the Bison Merger seven employees occupied the Wichita, Kansas office. Effective August 1, 1997, only four employees will be occupying the Wichita, Kansas office. Exploration expenses ("G&G Costs") increased $111,000. The Company paid approximately $100,000 in G&G Costs on the Reflection Ridge Project in Kansas in the second quarter. Abandonment expenses decreased by $37,000. The decrease in dry hole costs was due to no dry hole costs associated with the Brigham Agreement versus $91,000 in dry hole costs associated with the Brigham Agreement in the comparable period offset partially by a $54,000 Harrison well dry hole in the Spivey Grabs Field in 1997. Interest expense decreased by $2,900, due primarily to lower rates.

   The Company reported an operating loss of $223,000 for the three months ended June 30, 1997 versus operating income of $384,000 for the comparable period.

   The Company reported a net loss of $223,000 for the three months ended June 30, 1997 versus net income of $384,000 for the comparable 1996 period. After considering the preferred stock dividend requirement of $141,000, the Company reported a net loss available to common stockholders of $365,000. There was no preferred stock dividend requirement in the comparable 1996 period.

   Approximately 50% of the $223,000 net loss in the current quarter was due to the expensing of the G&G Costs as required under the successful efforts method of accounting. The successful efforts method of accounting, versus the full cost method, requires the company to expense all G&G costs as incurred. G&G Costs include costs of topographical, geological and geophysical studies, rights of access to conduct those studies, and salaries and expenses of geologists, geophysical crews, or others conducting those studies. Under the full cost method, all G&G Costs are capitalized when incurred and are expensed through depletion using the units of production method computed at the total company level. Due to the differences in accounting for G&G Costs, two companies could invest in the same drilling prospect and report substantially different net income or loss for a particular reporting period.

   In the future, the Company intends to invest in additional prospects where G&G costs are incurred. Currently, the Company does not intend to change its method of accounting and as a result of this the Company will continue to report exploration expenses which will reduce net income or increase net losses in the future.

   Six Months June 30, 1997 and 1996

   Total revenues for the six months ended June 30, 1997 of $3,953,000 were $1,493,000 higher than the same period in 1996. The increase in total revenues was due principally to higher oil and gas revenues of $1,611,000. The decrease in revenues associated with the $263,000 gas contract settlement received in the comparable period was offset partially by the $200,000 increase in well operating income associated with the wells acquired in the Bison merger.

   The increase in oil and gas revenues consisted primarily of a $676,000 increase in oil revenues and a $583,000 increase in gas revenues. Also contributing to the revenue increase was $384,000 in revenue from gas processing at the gas plant located at the Spivey Grabs Field in Harper County, Kansas. The gas processing plant was acquired in the Bison Merger which was effective February 28, 1997. The increase in oil and gas revenues was primarily the result of higher oil and gas production. Production of oil increased 48% and production of gas increased 43%, over the comparable 1996 period. The oil production increase consisted of a 23,517 barrel increase from the NPC and Bison mergers, a 1,755 barrel increase from the successful wells drilled in the Brigham Agreement and a 734 barrel decrease in existing properties' production. The gas production increase consisted of a 181,022 Mcf increase from the NPC and Bison mergers, a 26,581 Mcf increase from the successful wells drilled in the Brigham Agreement and a 4,908 decrease in existing properties' production. During the six month period ended June 30, 1997, the Company sold 84,673 barrels of oil and 675,655 Mcf of gas, as compared to 57,226 barrels and 472,960 Mcf for the comparable 1996 period. The price received on the gas sold in 1997 of $2.35 per Mcf was higher than the $2.12 per Mcf received in the comparable 1996 period. Oil prices in 1997 of $20.33 per barrel were higher than the $18.27 per barrel received in 1996.

   Total expenses increased by $2,145,000 over the comparable 1996 period. Due to the growth of the Company over the last twelve months, all categories of expenses increased. Lease operating expenses increased $745,000. The increase was due principally to a $679,000 increase in operating expenses associated with the Bison and NPC mergers. Depletion expense increased by $515,000, while depreciation expense increased by $1,400. Depletion was higher due to depletion on properties acquired in the NPC and Bison mergers and higher depletion on existing properties. Depreciation was higher due to additional depreciation on properties acquired in the Bison Merger offset partially by lower depreciation due to minimal asset additions and lower depreciation on lease and well equipment and corporate office furniture and fixtures which are depreciated on the accelerated method which declines over the useful life of the asset. General and administrative expenses ("G&A") increased by $613,000, consisting of a $326,000 increase due to G&A expenses incurred by the companies acquired in the Bison Merger and a $287,000 increase in the Company's G&A. The increase in the G&A from the Bison Merger will be lower from August 1, 1997 due to the expiration of the six month transition period on August 1, 1997 which was part of the Bison Merger. The increase in G&A consists primarily of a $244,000 increase in salaries, an increase of $100,000 in geological, accounting and legal expenses, an increase of $70,000 in the Company's SEP contribution and cash bonuses and a $40,000 increase in office supplies and expense. The increase in salary expense is due to increases in salaries of existing employees and salaries associated with employees for Bison Energy Corporation. At the time of the Bison Merger seven employees occupied the Wichita, Kansas office. Effective August 1, 1997, only four employees will be occupying the Wichita, Kansas office. The increases in professional fees and office expenses is associated with the increase in the general activity of the company as its oil and gas reserve base increases. There was only a $5,000 SEP contribution and no cash bonuses in the comparable period versus $75,000 in SEP contribution and bonuses in the current period. Exploration expenses ("G&G Costs") increased $115,000. The Company paid approximately $100,000 in G&G Costs on the Reflection Ridge Project in Kansas in the second quarter. Abandonment expenses increased by $144,000. The increase in dry hole costs was due to $90,000 in dry hole costs associated with the Brigham Agreement and by a $54,000 Harrison well dry hole in the Spivey Grabs Field in 1997. Interest expense increased by $13,000, due primarily to a higher principal balance.

   The Company reported an operating loss of $183,000 for the six months ended June 30, 1997 versus operating income of $469,000 for the comparable period.

   The Company reported a net loss of $183,000 for the six months ended June 30, 1997 versus net income of $469,000 for the comparable 1996 period. After considering the preferred stock dividend requirement of $204,000, the Company, reported a net loss available to common stockholders of $387,000. There was no preferred stock dividend requirement in the comparable 1996 period.

   Approximately 63% of the $183,000 net loss in the current six month period was due to the expensing of the G&G Costs as required under the successful efforts method of accounting. The successful efforts method of accounting, versus the full cost method, requires the company to expense all G&G costs as incurred. G&G Costs include costs of topographical, geological and geophysical studies, rights of access to conduct those studies, and salaries and expenses of geologists, geophysical crews, or others conducting those studies. Under the full cost method, all G&G Costs are capitalized when incurred and are expensed only when the well or wells drilled on the prospect are abandoned and the entire prospect is determined not to have any economically recoverable oil or gas. Due to the differences in accounting for G&G Costs, two companies could invest in the same drilling prospect and report substantially different net income or loss for a particular reporting period.

   In the future, the Company intends to invest in additional prospects where G&G costs are incurred. Currently, the Company does not intend to change its method of accounting and as a result of this the Company will continue to report exploration expenses which will reduce net income or increase net losses in the future.

Item 4.  Submission of Matters to a Vote of Security Holders

    On May 10, 1997 a proxy was mailed to shareholders of record on May 1, 1997 soliciting their vote at the Annual Meeting of Shareholders of the Company on May 30, 1997. The following matters were submitted to a vote of shareholders (Shares Eligible to Vote on Election of Directors: 1,856,368; Shares Eligible to Vote on All Other Matters: 2,519,937; Shares Voted on Election of Directors:
1,443,460; Shares Voted on All Other Matters: 2,106,496):

1. Election of Directors

    Messrs. Edward P. Turner, Jr., John J. Bassett, Frank C. Turner II,
    Frank E. Bolling, Jr., C. Noell Rather, C.J. Lett, III and Gary R. Christopher were elected to serve on the Board of Directors until the next Annual Meeting of Shareholders.

                        For      Without Authority
       All Nominees  1,436,760        6,700

2. Amendment to increase the authorized capital stock of the Company from 5,000,000 to 10,000,000 shares of common stock and from 2,500,000 to 5,000,000 shares preferred stock.

      The increase in the authorized capital stock of the Company to 10,000,000 common shares and 5,000,000 preferred shares was approved.

                            For     Against   Abstain
                         1,954,316  20,897    131,733

3. Amendment to increase to 500,000 shares the number of shares of common stock available to option under the 1995 Stock Option and Stock Appreciation Rights Plan.

      The increase in the number of shares under the 1995 Stock Option and Stock Appreciation Rights Plan to 500,000 common shares was approved.

                            For     Against  Abstain
                         1,903,168  48,246   155,532

4. Ratification of Auditors

    Schultz Watkins & Company was approved as the Company's independent accountant for 1997.

                            For     Against  Abstain
                         2,095,161  2,689    9,096

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit 27 Financial Data Schedule (for SEC use only).

        (b) On June 20, 1997, the Company filed a report on Form 8-K under Item 2 and Item 7 describing the Company's Agreement and Plan of Merger with Shore Oil Company whereby Shore Oil Company would become a wholly-owned subsidiary of the Company for Company common stock and cash. The merger with Shore Oil Company was consummated on June 30, 1997.

                                 SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MIDDLE BAY OIL COMPANY, INC.
                                (Registrant)

Date:  August 18, 1997                          By: /s/ Frank C. Turner II
                                                    -------------------------
                                                Frank C. Turner II
                                                Vice-President and
                                                Chief Financial Officer