Form 10QSB
period 1997-09-30
MIDDLE BAY OIL CO INC
filed 1997-11-14
CIK 903267

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

                       Common stock, $.02 par value
                  4,471,420 shares as of October 31, 1997

Transitional Small Business Disclosure Format (check one)
                           Yes [ ]  No [X]

                          MIDDLE BAY OIL COMPANY, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets-
      September 30, 1997 and December 31, 1996 ...........................     1
   Consolidated Statements of Operations-
      Nine months ended September 30, 1997 and 1996 ......................     2
   Consolidated Statements of Cash Flows-
      Nine months ended September 30, 1997 and 1996 ......................     3
   Notes to Consolidated Financial Statements ............................     4

  Item 2.  Management's Discussion and Analysis
              or Plan of Operation .......................................    19

PART II.

  Item 1.  Legal Proceedings

        None

  Item 2   Changes in Securities

        None

  Item 3   Defaults in Senior Securities

        None

  Item 4   Submission of Matters for a vote of Security Holders

        None

  Item 5   Other Information

       None

  Item 6   Exhibits & Reports on Form 8-K

       (a) exhibits

           Exhibit 27 - Financial (Data Schedule for SEC use only)

       (b) Reports on Form 8-K

As previously reported on the Company's 10-QSB for the quarter ended June 30, 1997, the Company, on July 3, 1997, filed a report on form 8-K under Items 2 and 7 describing the Company's Agreement and Plan of Merger with Shore Oil Company whereby Shore Oil Company would become a wholly-owned subsidiary of the Company for company stock and cash effective June 30th, 1997. The Company filed an amendment to this form 8-K on September 3, 1997, whereby the Company submitted audited financial statements, unaudited Pro-forma financial information and certain exhibits under Item 7.

PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                                   (UNAUDITED)    (AUDITED)
                                                                                                     SEPT 30     DECEMBER 31
                                                                                                      1997           1996
                                                                                                 -------------   ------------
ASSETS
CURRENT ASSETS
  CASH                                                                                           $  2,491,754    $    556,026
  NOTES AND ACCOUNTS RECEIVABLE- TRADE                                                              2,201,971       1,129,417
  OTHER CURRENT ASSETS                                                                                347,902          58,137
                                                                                                 ------------    ------------
    TOTAL CURRENT ASSETS                                                                            5,041,627       1,743,580

NON-CURRENT ASSETS
  NOTES RECEIVABLE- STOCKHOLDER                                                                       164,186         159,215
                                                                                                 ------------    ------------
                                                                                                      164,186         159,215
PROPERTY (AT COST)
  OIL AND GAS (SUCCESSFUL EFFORTS METHOD)                                                          57,104,073      16,252,576
  FURNITURE, FIXTURES AND OTHER                                                                       772,921         354,603
                                                                                                 ------------    ------------
                                                                                                   57,876,994      16,607,179

ACCUMULATED DEPRECIATION AND DEPLETION                                                             (7,923,438)     (5,332,517)
                                                                                                 ------------    ------------
                                                                                                   49,953,556      11,274,662

OTHER ASSETS                                                                                           17,962           7,523

TOTAL ASSETS                                                                                     $ 55,177,330    $ 13,184,980
                                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT MATURITY OF LONG-TERM DEBT                                                             $    920,825    $    554,601
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                             1,209,603         402,796
  OTHER CURRENT LIABILITIES                                                                            55,382               -
                                                                                                 ------------    ------------
TOTAL CURRENT LIABILITIES                                                                           2,185,810         957,397

LONG-TERM DEBT                                                                                     10,171,318       5,158,477
DEFERRED INCOME TAXES                                                                               7,469,443         610,785
REDEEMABLE COMMON STOCK                                                                                     -         421,179

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $0.02 PAR, 5,000,000 AUTHORIZED
     WITH 1,666,667 DESIGNATED SERIES A, NONE OTHER ISSUED
  CUMULATIVE CONVERTIBLE SERIES A 8% PREFERRED STOCK, $6.00 STATED VALUE, 1,666,667                         -               -
     DESIGNATED, 1,666,667 AND 166,667 SHARES ISSUED AND OUTSTANDING AT SEPTEMBER 30, 1997 AND
     DECEMBER 31, 1996, RESPECTIVELY.  $10,000,000 AGGREGATE LIQUIDATION PREFERENCE                10,000,000       1,000,000
  CONVERTIBLE PREFERRED STOCK SERIES B, $7.50 STATED VALUE, 266,667 SHARES ISSUED AND
     OUTSTANDING AT SEPTEMBER 30, 1997, $2,000,000 AGGREGATE LIQUIDATION PREFERENCE                 3,627,000               -
  COMMON STOCK, $.02 PAR VALUE, 10,000,000 AUTHORIZED, 4,493,193+A85 AND 1,880,917 SHARES
     ISSUED AND OUTSTANDING AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996,  RESPECTIVELY                 89,871          37,618
  PAID-IN-CAPITAL                                                                                  22,769,689       6,049,442
  LESS REDEEMABLE COMMON STOCK                                                                              -        (421,179)
  UNEARNED STOCK COMPENSATION                                                                        (168,750)              -
  DEFICIT                                                                                            (899,011)       (560,699)
  LESS COST OF TREASURY STOCK; 21,773 SHARES AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996              (68,040)        (68,040)
                                                                                                 ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                         35,350,759       6,037,142

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND EQUITY                                                                     $ 55,177,330    $ 13,184,980
                                                                                                 ============    ============

See accompanying notes.

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPT 30      SEPT 30          SEPT 30      SEPT 30
                                                        1997         1996            1997         1996
                                                   -------------  -----------    ------------  -----------
REVENUE
  OIL AND GAS PRODUCTION AND PLANT INCOME            $3,219,377   $ 1,103,117    $ 6,913,475    $3,186,255
  INTEREST                                               37,464         4,145         45,054        10,335
  OTHER                                                   1,738        19,617         48,969       351,734
  WELL OPERATING INCOME                                 135,584             -        335,586             -
  LEASE BONUS AND DELAY RENTAL INCOME                   890,010             -        890,010             -
  GAIN ON SALE OF PROPERTY                                    -             -          3,867        37,814
                                                     ----------   -----------    -----------    ----------
TOTAL REVENUE                                         4,284,172     1,126,879      8,236,960     3,586,138
                                                     ----------   -----------    -----------    ----------
COSTS AND EXPENSES
  WELL OPERATING                                     $1,280,213   $   332,496    $ 2,796,896    $1,104,066
  EXPLORATION EXPENSES                                   16,254             -        131,445             -
  DEPRECIATION, DEPLETION AND
   AMORTIZATION                                       1,552,642       362,365      2,607,459       901,995
  ABANDONMENT                                           210,414       158,033        446,133       249,568
  INTEREST                                              218,553       128,809        478,296       375,799
  STOCK COMPENSATION EXPENSE                            101,250       101,250              -
  GENERAL AND ADMINISTRATIVE                            651,202       170,161      1,604,902       511,048
                                                     ----------   -----------    -----------    ----------
TOTAL EXPENSES                                        4,030,528     1,151,864      8,166,381     3,142,476

INCOME (LOSS) BEFORE INCOME TAXES                       253,644       (24,985)        70,579       443,662

INCOME TAXES                                                  -             -              -             -
                                                     ----------   -----------    -----------    ----------
NET INCOME (LOSS)                                       253,644       (24,985)        70,579       443,662

DIVIDENDS TO PREFERRED STOCKHOLDERS                     204,444             -        408,889             -
                                                     ----------   -----------    -----------    ----------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS   $   49,200   $   (24,985)   $  (338,310)   $  443,662
                                                     ==========   ===========    ===========    ==========

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                       4,457,531     1,310,638      3,033,236     1,318,917
                                                     ==========   ===========    ===========    ==========

NET INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE                        $     0.01   $     (0.02)   $     (0.11)   $     0.34
                                                     ==========   ===========    ===========    ==========

See accompanying notes.

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED
UNAUDITED

                                                            SEPT 30       SEPT 30
                                                              1997          1996
                                                         -------------  -----------
OPERATING ACTIVITIES
NET INCOME                                              $     70,579    $   443,661
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  DEPLETION, DEPRECIATION AND AMORTIZATION                 2,607,459        901,995
   STOCK COMPENSATION EXPENSE                                101,250              -
  CHANGES IN CURRENT ASSETS AND LIABILITIES EXCLUDING
     EFFECTS OF BUSINESS ACQUISITIONS:
    ACCOUNTS RECEIVABLE                                      471,535        335,456
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   (665,497)      (585,819)
  GAIN ON SALE OF PROPERTIES                                       -        (37,814)
  OTHER CHARGES (CREDITS)                                   (163,659)        (2,288)
                                                        ------------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,421,668      1,055,191

INVESTING ACTIVITIES
  PROCEEDS FROM SALES OF PROPERTIES                        1,445,890         40,000
  ADDITIONS TO OIL AND GAS PROPERTIES                     (6,215,345)    (1,116,566)
  PURCHASE OF EQUIPMENT                                      (47,963)        (1,827)
  ACQUISITION OF BISON ENERGY CORPORATION, NET OF
     CASH ACQUIRED OF $994,367                            (7,139,914)             -
  ACQUISITION OF SHORE OIL COMPANY, NET OF
     CASH ACQUIRED OF $2,057,467                            (514,299)             -
  FURNITURE, FIXTURES AND OTHER ASSETS                       (70,288)       (10,229)
  PROCEEDS FROM SALE OF REAL ESTATE                                -         75,000
  ADVANCES TO+A110 STOCKHOLDER                                (4,971)        (4,971)
                                                        ------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (12,546,890)    (1,018,593)

FINANCING ACTIVITIES
  PROCEEDS FROM COMMON STOCK ISSUED                          195,775              -
  PROCEEDS FROM PREFERRED STOCK ISSUED                     9,000,000              -
  PROCEEDS FROM DEBT ISSUED                                5,769,702        483,766
  PRINCIPAL PAYMENTS ON DEBT                              (2,495,638)      (206,109)
  PURCHASE OF STOCK FOR TREASURY                                 -          (68,040)
  PREFERRED STOCK DIVIDENDS                                 (408,889)             -
                                                        ------------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       12,060,950        209,617

NET INCREASE (DECREASE) IN CASH                            1,935,728        246,215
CASH- BEGINNING                                              556,026         80,791
                                                        ------------    -----------
CASH- ENDING                                            $  2,491,754    $   327,006
                                                        ============    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   INTEREST PAID IN CASH                                $    478,296    $   375,799
                                                        ============    ===========
    COMMON STOCK ISSUED IN ACQUISITION OF
      BISON ENERGY CORPORATION                          $  3,330,559              -
                                                        ============    ===========
    COMMON STOCK ISSUED IN ACQUISITION OF
      SHORE OIL COMPANY                                 $ 12,976,164              -
                                                        ============    ===========
    PREFERRED STOCK-SERIES B ISSUED IN ACQUISITION OF
      SHORE OIL COMPANY                                 $  3,627,000              -
                                                        ============    ===========

    DEBT ASSUMED IN ACQUISITION OF SHORE OIL COMPANY    $  2,105,000              -
                                                        ============    ===========



See accompanying notes.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

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

    Basis of Presentation

   In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 1997 and the consolidated results of operations and consolidated cash flows for the nine months ended September 30, 1997 and 1996.

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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

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

    Site Restoration, Dismantlement & Abandonment Costs

   Site restoration, dismantlement and abandonment costs (P&A costs) include costs associated with dismantling and disposing of the facilities and equipment required to operate a well and restoring the well site to specified conditions. The Company develops specific estimates of its P&A costs based on consultations with its engineers and reevaluates such estimates annually. Estimated future P&A costs are accrued on a unit-of-production method based on proved reserves. As of September 30, 1997 and December 31, 1996, the P&A costs accrued were immaterial.

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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

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

    Earnings (Loss) Per Share

   Primary earnings (loss) per share equals net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Shares issuable upon exercise of options are included in the computation of earnings per common and common equivalent share to the extent that they are dilutive. For the nine months ended September 30, 1997, neither the common equivalent shares nor the assumed conversion of the preferred stock had a dilutive effect on the loss per share calculations. Accordingly, the loss per share calculation for such period is based on the weighted average number of common shares outstanding. For the nine months ended September 30, 1996 and the third quarter of 1996, the dilution from the common stock equivalents was immaterial. Accordingly, the earnings per share calculations for such periods are based on the weighted average number of common shares outstanding.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

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

   The cost of acquiring NPC was approximately $3.20 million, consisting of the following (in thousands):

                      Estimated fair value of 562,000 shares
                       of MBOC Common Stock issued ................  $1,967
                      Estimated fair value of 166,667 shares
                       of MBOC Series A Preferred Stock ...........   1,000
                      Cash on hand ................................     226
                      Legal and accounting expenses ...............      35
                                                                      -----
                                                                     $3,228
                                                                      =====

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

   The preliminary allocation of the purchase price is summarized as follows:
(in thousands)

                      Working capital ..................... $   785
                      Oil and gas properties:
                        Proved ............................   4,029
                      Debt assumed ........................    (468)
                      Deferred income taxes ...............  (1,118)
                                                             ------
                                                            $ 3,228
                                                             ======

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

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

   The cost of acquiring BEC was approximately $10 million, consisting of the following (in thousands):

           Estimated fair value of 605,556 shares
            of MBOC Common Stock issued ...................  $ 3,330
           Estimated fair value of 1,000,000 shares
            of MBOC Series A Preferred Stock ..............    6,000
           Cash on hand ...................................      654
           Other legal and accounting expenses ............       35
                                                              ------
                                                             $10,019
                                                              ======

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

   The preliminary allocation of the purchase price is summarized as follows:
(in thousands)

           Working capital ..........................  $    694
           Oil and gas properties:
             Proved .................................    10,954
           Yard Inventory and equipment .............       525
           Deferred income taxes ....................    (2,154)
                                                        -------
                                                       $ 10,019
                                                        =======

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

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

The cost of acquiring Shore was approximately $19 million, consisting of the following (in thousands):

           Estimated fair value of 1,883,333 shares
            of MBOC Common Stock issued ...................  $12,976
           Estimated fair value of 266,667 shares
            of MBOC Series B Preferred Stock ..............    3,627
           Estimated fair value of 388,833 shares
            of Series A Preferred Stock ...................    2,333
           Cash consideration .............................      200
           Other legal and accounting expenses ............       38
                                                             -------
                                                             $19,174
                                                             =======

   The fair value of the securities issued in connection with the merger was calculated using the average price of the Company's common stock at the time the Shore Merger was announced to the public and further adjusted for tradability restrictions. An independent valuation firm determined the tradability discount for the Company's common stock.

The Company's purchase price has been allocated to the consolidated assets and liabilities of Shore based on preliminary estimates of the fair values with the remaining purchase price allocated to proved oil and gas properties. No goodwill has been recorded in this transaction.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

   The preliminary allocation of the purchase price is summarized as follows:
(in thousands)

           Working capital ..........................  $  2,288
           Oil and gas properties:
             Proved .................................    18,004
             Unproved ...............................       864
           Fee minerals .............................     4,796
           Other assets .............................        36
           Debt assumed .............................    (2,105)
           Deferred income taxes ....................    (4,709)
                                                         ------
                                                       $ 19,174
                                                         ======


   The following pro forma data presents the results of the Company for the nine months ended September 30, 1996 and 1997, as if the acquisitions of NPC, BEC and Shore had occurred on January 1, 1996. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation and depletion related to the properties and businesses acquired, preferred stock dividends on preferred stock issued, and the related income tax effects (in thousands, except per share amounts).

                                                       Pro Forma
                                                       ---------
                                                    Nine months ended
                                                    -----------------
                                                        Sept 30
                                                        -------
                                                    1996       1997
                                                    ----       ----
                                                       (Unaudited)
                   Total Revenues ...............  $ 11,146    $ 11,555
                   Loss .........................  $   (390)   $   (499)
                   Loss per share ...............  $  (0.09)   $  (0.16)

 (3) RELATED PARTY TRANSACTIONS

   The Company has a receivable, including accrued interest, from Bay City Energy Group, Inc. (BCEG), a significant stockholder, as of September 30, 1997 and December 31, 1996 in the amount of $164,186 and $159,215, respectively. 75,000 shares of Company common stock secure the note with principal and accrued interest at 5% per annum due in full on January 1, 2001. During the nine months ended September 30, 1997 and 1996, BCEG did not make any payments and was not advanced any funds. Interest of $25,181 was accrued on the note at September 30, 1997.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

(4)  LONG-TERM DEBT

                                                                  Sept 30                December 31
                                                                   1997                      1996
                                                                ----------                ----------
Convertible Loan of $50,000,000 due March 31,
  1998, secured by oil and gas properties, monthly
  payments of interest only at Libor plus 1.75%,
  convertible into a 72 month term note on March
  31, 1998                                                      10,956,298                    --

Convertible Loan of $15,000,000 due March 31, 1998,
  secured by oil and gas properties, monthly payments
  of interest only at prime, convertible into a 72
  month term note on March 31, 1998                                  --                       --

Convertible Loan of $6,000,000 due September 30, 1997,
  secured by oil and gas properties, monthly payments
  of interest only at 1.5% over prime, convertible into
  a 72 month term note on September 30, 1997                         --                   5,186,596

Term note due August 31, 1998, secured by oil and gas
  properties, repayable in monthly installments of
  $27,590 plus interest at 9.5%                                      --                     385,089

Note, due 1/1/99, secured by office building,
  repayable in monthly installments
  of $1,511 including interest
  at 7 3/4%                                                        135,845                  141,393
                                                               -----------               ----------
Total                                                          $11,092,143               $5,713,078

Less current maturities                                            920,825                  554,601
                                                               -----------               ----------

Long-term debt excluding current
  maturities                                                   $10,171,318               $5,158,477
                                                               ===========               ==========

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

(4)  LONG-TERM DEBT (continued)

The $50,000,000 convertible loan contains certain restrictive provisions, the most significant of which restricts additional borrowings, either directly or indirectly, and payment of dividends. At September 30, 1997, the Company was in compliance with all covenants specified in the convertible loan and revolving credit agreements.

(5) STOCKHOLDERS' EQUITY

   In connection with the merger with Shore Oil Company, effective June 30, 1997, the Company issued 266,667 shares of Series B Preferred Stock ("Series B"). The Series B is nonvoting and pays no dividends. The Series B has a liquidation value of $7.50 per share and is junior to the Series A Preferred. For a period of sixty-nine months subsequent to June 30, 1997 any holder of the Series B may convert all or any portion of Series B shares into Company Common Stock ("Common") at a ratio of one share of Common for each Series B share or at any time on or after January 1, 1998, the holders may convert pursuant to the Alternative Conversion Method based on Cumulative Value. Upon expiration of the conversion period, unless the Company has given notice to redeem the Series B, all of the shares of Series B shall be automatically converted. In no event shall the aggregate total number of shares of Common into which the Series B are converted be less than 266,667 shares or exceed 1,333,333 shares, unless further increased for any anti-dilution provisions.

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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

(5) STOCKHOLDERS' EQUITY (continued)

The Cumulative Value means the value attributable to the approximately 40,000 acres of mineral interest owned by Shore in Terrebone, LaFourche and St. Mary Parishes, Louisiana (the "Louisiana Acreage"). The Cumulative Value shall initially be equal to $2,000,000 and shall not exceed $10,000,000. The Cumulative Value shall be recomputed on an incremental basis as of December 31 of each year following the merger date of June 30, 1997 based: (1) on values computed for newly-discovered, reworked or recompleted wells with a minimum of nine months' production history; plus (2) lease bonus payments and delay rental payments, seismic option payments, seismic permit payments, any other payments and proceeds from the sale of properties or oil and gas interests on the Louisiana Acreage received by the Company during the evaluation period if such properties or oil and gas interests have not been previously included in the computation of Cumulative Value. The Cumulative Value shall be reduced on each recomputation date by the amount of any extraordinary claim or liability asserted against or paid by the Company and relating to the Louisiana Acreage during such evaluation period.

On September 4, 1996, the Company signed a stock purchase agreement with Kaiser Francis Oil Company ("the Agreement"). Kaiser-Francis has agreed to purchase 1,666,667 shares of Series A Preferred Stock ("Preferred") at $6.00 per share, for a total investment of $10,000,000. The parties have agreed to a five-year purchase period, effective September 4, 1996, with minimum incremental investments of $500,000 each. Each issuance of Preferred is subject to approval by Kaiser-Francis of the use of proceeds. The Preferred is nonvoting and accrues dividends at 8% per annum, payable quarterly in cash. The Preferred is convertible at any time after issuance into shares of common stock at the rate of two shares of common stock for each share of Preferred before January 1, 1998. The conversion rate decreases thereafter at 8% per annum. The Company will pay the costs of registration of the Preferred or the underlying common stock under the Securities Act of 1933 upon request of Kaiser-Francis. The Company may redeem the Preferred in whole or in part, at any time after January 1, 2007 at a price of $6.00 per share. As of September 30, 1997, 1,666,667 shares of the Preferred had been issued.

   On April 1, 1996, the Board of Directors authorized the repurchase of up to $100,000 of Company common stock at a price per share not to exceed $3.25, exclusive of brokerage costs. As of September 30, 1997 the Company had purchased 21,772.75 shares of common stock at a cost of $68,040.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

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

 (6) INCOME TAXES

   The Company's income tax expense (benefit) for continuing operations consists of the following:

                                         Nine months Ended
                                       Sept 30     Sept 30
                                        1997         1996
                                       -------     -------
     Current                         $    -       $   -
     Deferred                             -           -
                                       -------     -------
     Total                           $    -       $   -
                                       =======     =======


   The Company's net deferred tax liability at September 30, 1997 and December 31, 1996 are as follows:

                                     Sept 30    December 31
                                       1997        1996
                                      ------      ------
     Deferred tax liability
       Oil and gas properties    $ 7,676,367    $ 817,079
     Deferred tax asset
       Net operating losses         (206,924)    (206,924)
     Valuation allowance                 -           -
                                  ----------     --------
     Net deferred tax liability  $ 7,469,443    $ 610,785
                                  ==========     ========

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996

(6)  INCOME TAXES (continued)

   As of December 31, 1996, the Company had approximately $1,242,000 of operating loss carryforwards, with $433,000 expiring in 2009 and $404,000 expiring in 2010 and $405,000 in 2011. As of December 31, 1996 the Company had $36,482 of AMT credit carryforwards and $22,000 of Section 29 tax credit carryforwards.

(7) COMMITMENTS AND CONTINGENCIES

   The Company's obligation under the terms of certain operating leases for office equipment is immaterial. The Company is leasing 3,000 square foot of office space for Bison Energy's headquarters in Wichita, Kansas for $3,000 per month for three years. The Company is leasing 5,363 square foot of office space for Shore Oil Company's headquarters in Houston, Texas. The twenty-four month lease requires monthly lease payments of $5,791 through June 30, 1998 and $6,576 through June 30, 1999.

   On April 3, 1996, the Company entered into a Joint Expense and Participation Agreement with Brigham Oil and Gas, L.P. which allowed the Company to participate in the drilling of eighty-seven (87) onshore wells in Texas and Oklahoma over the twelve month period beginning April 1, 1996. The Company was committed to fund $1,500,000 in drilling costs over this twelve-month period. As of September 30, 1997, the Company had advanced $1,944,499 in drilling and completion costs to Brigham Oil and Gas, L.P. The Company is no longer required to advance Brigham any additional money under the Brigham Agreement.

   The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Liquidity and Capital Resources

    Cash flow from operating activities for the nine months ended September 30, 1997 of $2,422,000 increased $1,366,000 over the comparable period. The increase was due primarily to an increase in cash flow from oil and gas operations and other income offset partially by working capital changes, increased general and administrative expenses associated with the recent mergers and increased dry-hole expenses and exploration costs. Cash flow from oil and gas sales increased $1,672,000 over the comparable period. Oil prices were flat and gas prices increased 7%, while oil production increased 100% and gas production increased 85%. In addition to income from the sale of oil and natural gas, income from gas processing at the plant located at the Spivey Grabs Field in Kansas generated net income of $362,000. This revenue is derived principally from gas processing and the sale of natural gas liquids (i.e. propane and butane). The change in working capital reduced cash flow by $107,000 over the comparable period. The change in working capital was caused principally by timing differences in the payment of expenses and receipt of revenues. Cash flow from operations before working capital changes of $2,779,000 increased $1,473,000 over the comparable period. Additions to oil and gas properties were higher than the comparable period due to the Bison Energy Corporation Merger (the "Bison Merger") which closed February 28, 1997 and the Shore Oil Company Merger (the "Shore Merger") which closed June 30, 1997 and increased acquisitions and drilling in the current period. The increase in the amount of cash used for debt payments was due primarily to the 2,105,000 refinancing of the term note assumed in the Shore Merger and the $274,729 refinancing of the note assumed in the NPC Merger. No principal payments have been required over the period April 1, 1996 to September 30, 1997 on the Company's $6 million, $15 million and $50 million Convertible Loans. The increase in the proceeds from debt issued was due to the refinancing of the notes assumed in the Shore and NPC Mergers, $3,000,000 issued in the Riceville Acquisition and the financing of the leasehold and seismic costs in the amount of $385,000 associated with the Reflection Ridge Prospect. The increase in proceeds from issuance of preferred stock was due to the preferred stock issued to finance portions of the Bison Merger and the Shore Merger.

    The Company's operating activities provided net cash of $2,422,000 for the nine-month period ended September 30, 1997. During this period, net cash from operations was used principally for exploratory and developmental drilling of $1,531,000, workovers of $413,000, prospects of $307,000 and proved property acquisitions of $685,000. The Riceville Acquisition accounted for $500,000 of the cash spent on proved property acquisitions. Debt was used to finance $285,000 of prospects and $3,000,000 in proved property acquisitions. Of the total amount spent on exploratory and developmental drilling, approximately $420,000 was spent in the Brigham Agreement and $700,000 was spent in the Spivey Grabs Field in Kansas. The Company incurred $446,000 in dry hole costs consisting principally of $373,000 for wells drilled in the Brigham Agreement and $54,000 on the Harrison well in the Spivey Grabs Field. Of the $413,000 spent on workovers, approximately $78,000 was spent at Wild Fork Creek Field in Alabama, approximately $49,000 was spent in the Spivey Grabs Field in Kansas, $55,000 at Custer City Field in Oklahoma, $48,000 at Lake Trammel Field in Texas and $44,000 at the Wright Field in Louisiana. The remaining amount was spent on several different properties. The $592,000 spent on prospects consisted of $285,000 on Reflection Ridge in Kansas, $225,000 on Hawkins Ranch in Texas, $27,000 on the Quarry Prospect in New Mexico and $55,000 on S. Highbaugh in Texas. The Company spent $7,139,914 on the Bison Merger. This includes the

$1,445,890 in non-oil and gas assets, which were subsequently sold for the amount paid. The Company spent $514,299 on the Shore Merger. Amounts spent on debt retirement consisted principally of the payment in full of the note assumed in the Shore Merger of $2,105,000, monthly principal payments on the $385,089 term note assumed in the NPC Merger and the refinancing of the NPC term note of $274,000. The principal payments on the $6 million Convertible Loan were suspended when the Company converted the $5.6 million term note to a $6 million Convertible Loan on April 3, 1996.

   In conjunction with the Shore Merger on June 30, 1997, the Company assumed a term note in the principal amount of $2,105,000, which accrues interest at prime plus three-fourths of a percent. Interest is paid quarterly with the entire principal balance to be paid in full on April 1, 1999. The entire principal balance was paid in August 1997 with proceeds from the Company's $50 million Convertible Loan at the Bank of Oklahoma.

   On April 3, 1996, the Bank converted its $5.6 million term note into a $6.0 million, one-year, revolving line-of-credit (the "$6 million Convertible Loan"), effective April 1, 1996. The $6 million Convertible Loan required monthly payments of interest only at prime plus 1.5% and converted into a term note payable in seventy-one consecutive equal monthly principal and interest payments at prime plus 1.5%, with the remaining principal and interest payment due on March 31, 2003. Effective, March 31, 1997, the Company refinanced the $6 million Convertible Loan at its current principal balance of $5,186,596 with a $15 million Convertible Loan. The $15 million Convertible Loan requires monthly payments of interest only at prime for one year and converts into a term note payable in seventy-one consecutive equal monthly principal and interest payments at prime, with the remaining principal and interest payment due on March 31, 2004. The $15 million Convertible Loan also requires payment of a commitment fee equal to an annual rate of three-eighths percent of the excess of the Borrowing Base over the principal balance of the convertible note. Effective, September 1, 1997, the Company refinanced the $15 million Convertible Loan at its current principal balance of $5,851,298 with a $50 million Convertible Loan. The $50 million Convertible Loan requires monthly payments of interest only at a fixed rate of Libor plus 1.75% as long as the principal amount of the loan is less than 75% of the current borrowing base of $15 million. If the principal amount of the loan is greater than or equal to 75% of the borrowing base the rate increases to Libor plus 2.75%. The Company has the option of switching to a floating prime rate. The $50 million Convertible Loan converts into a term note payable in seventy-one consecutive equal monthly principal and interest payments at prime, with the remaining principal and interest payment due on March 31, 2004. The $50 million Convertible Loan also requires payment of a commitment fee equal to an annual rate of three-eighths percent of the excess of the Borrowing Base over the principal balance of the convertible note.

 Under the terms of the $50 million Convertible Loan, the Company can be advanced a maximum of $15 million, which is the current Borrowing Base. Depending upon the value of reserves purchased and discovered the Company can borrow a maximum of $50 million. The Borrowing Base is based on the Bank's engineer's or any other independent engineer's calculation of the value of the Company's oil and gas reserves, using the Bank's pricing and discount factors and the future net revenue expected to be produced from the Company's oil and gas reserves. The Borrowing Base is redetermined on September 30 and March 31 of each year. In August, 1997 the Bank advanced the Company $2,105,000 to retire the principal balance of the term note assumed in the Shore Merger and $3,000,000 for the proved property acquisition in the Riceville Field in Louisiana.

Under the previous $15 million Convertible Loan, on May 9, 1997 the Bank advanced the Company $385,000 for lease acquisition, and 3-D seismic shooting and analysis on the Reflection Ridge prospect in Kansas and $275,775 to retire the principal and accrued interest on the note assumed in the NPC Merger.

    The Company had current assets of $5,041,627 and current liabilities of $2,185,810, which resulted in working capital of $2,855,817 as of September 30, 1997. This was an increase of $2,069,634 from the working capital of $786,183 as of December 31, 1996. Working capital increased primarily due to cash and receivables acquired in the Bison Merger and the Shore Merger and no monthly principal payments on the Revolver offset partially by amounts spent on exploratory and developmental drilling and proved property acquisitions. The Company's current ratio of 3.96, calculated under the terms of the Credit Agreement, which excludes stockholder receivables and debt due under the Credit Agreement, was in excess of the 0.90 to 1.00 required.

   At March 31, 1997, based on the final reconciliation on August 1, 1997, a total of sixty-one wells were spudded under the Brigham Agreement. Of these sixty-one, forty-three were completed and eighteen were dry holes. The total funds advanced to Brigham for the twelve-month period ending March 31, 1997 and the final reconciliation was $1,944,499. The Company is no longer required to advance Brigham any additional money under the Brigham Agreement.

   In general, because the Company's principal natural gas and oil reserves are depleted by production, its success is dependent upon the results of its development, acquisition and exploration activities. The Company's strategy is to enhance and exploit its existing properties for reserves, to invest in exploratory and developmental drilling prospects and to acquire reserves. The Company expects to incur a minimum of approximately $3,000,000 in capital expenditures over the next twelve months: $850,000 for developmental drilling, $1,700,000 for exploratory drilling and $450,000 for 3-D seismic and leasehold acquisitions. These capital expenditures will be funded by internally generated cash flows, proceeds from property sales and bank debt.

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

   On September 4, 1996, the Company signed a stock purchase agreement with Kaiser Francis Oil Company ("the Agreement"). Kaiser-Francis has agreed to purchase 1,666,667 shares of Series A Preferred Stock ("Preferred") at $6.00 per share, for a total investment of $10,000,000. The parties have agreed to a five-year purchase period, effective September 4, 1996, with minimum incremental investments of $500,000 each. Each issuance of Preferred is subject to approval by Kaiser-Francis of the use of proceeds. The Preferred is nonvoting and accrues dividends at 8% per annum, payable quarterly in cash. The Preferred is convertible at any time after issuance into shares of common stock at the rate of two shares of common stock for each share of Preferred before January 1, 1998. The conversion rate decreases thereafter at 8% per annum. The Company will pay the costs of registration of the Preferred or the underlying common stock under the Securities Act of 1933 upon request of Kaiser-Francis. The Company may redeem the Preferred in whole or in part, at any time after January 1, 2007 at a price of $6.00 per share. As of September 30, 1997 1,666,667 shares of the Preferred had been issued.

In August, 1997 the Company executed an exploration agreement with Brigham Exploration Company for a 3-D seismic exploration project on the Hawkins Ranch in Matagorda County, Texas. The ranch has been lease optioned for a 54 square mile 3-D seismic survey. MBOC will have a 22.5% working interest through the selection phase of the project. Field operations are scheduled to begin in early 1998 and processed data should be available during the third quarter of 1998. The initial well is projected to spud in the first quarter of 1999. MBOC paid approximately $225,000 for its share of the lease option.

In August, 1997 the Company acquired a 5.74% working interest in proved producing reserves in the Riceville Field in Vermillion Parish, Louisiana for approximately $3,500,000. The acquisition was financed with $3,000,000 in loan proceeds and the remainder from cash on hand.

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

  For the nine months ended September 1997, the Company had invested approximately $610,000 in two 3-D seismic exploration projects (Reflection Ridge and Hawkins Ranch). In the past, the Company has generally invested in exploration projects where 3-D seismic and 3-D seismic interpretation had already been completed or was not necessary. In addition, the Company has never invested this much capital on any two exploration projects at this stage. The two seismic exploration projects that the Company has invested in are high-risk projects where the entire capital investment may be lost. The Company financed the 3-D projects with $385,000 in debt and $225,000 in cash. It is expected that multiple wells will be drilled on both projects after the seismic is interpreted. If these wells are dry holes and it is determined that there is no economically recoverable oil and gas on the leasehold, all of the cost of the wells and the leasehold will be expensed. Conversely, if either of these two projects is successful, it could materially increase the oil and gas reserves and the value of the Company.

Current Activities

    At November 5, 1997, one exploratory well was being drilled in Louisiana.

Results of Operations

   Three Months September 30, 1997 and 1996

   Total revenues for the three months ended September 30, 1997 of $4,284,000 were $3,157,000 higher than the comparable period. The increase in total revenues was due principally to higher oil and gas revenues of $2,116,000 and $890,000 in lease bonus and delay rental income.

   The increase in oil and gas revenues consisted primarily of a $957,000 increase in oil revenues and a $916,000 increase in gas revenues. Also contributing to the revenue increase was $260,000 in revenue from gas processing at the gas plant located at the Spivey Grabs Field in Harper County, Kansas. The gas processing plant was acquired in the Bison Merger, which was effective February 28, 1997. The increase in oil and gas revenues was the result of higher oil and gas production. Production of oil increased 219% and production of gas increased 162%, over the comparable period. The oil production increase of 56,328 barrels consisted principally of a 20,557 barrel increase from the NPC and Bison mergers and a 34,189 increase from the Shore Merger. The gas production increase of 412,695 Mcf consisted principally of a 191,531 Mcf increase from the NPC and Bison mergers and a 180,068 Mcf increase from the Shore Merger. During the three month period ended September 30, 1997, the Company sold 82,063 barrels of oil and 667,773 Mcf of gas, as compared to 25,735 barrels and 255,078 Mcf for the comparable period. The price received on the gas sold in 1997 of $2.17 per Mcf was slightly higher than the $2.09 per Mcf received in the comparable period. Oil prices in 1997 of $18.42 per barrel were lower than the $21.28 per barrel received in 1996.

   Total expenses increased by $2,879,000 over the comparable period. Due to the growth of the Company over the last twelve months, all categories of expenses increased. Lease operating expenses increased $948,000. The increase was due principally to a $493,000 increase in operating expenses associated with the Bison and NPC mergers and $452,000 increase associated with the Shore Merger. Depletion and depreciation expense increased by $1,190,000. Depletion was higher due to depletion on properties acquired in the NPC and Bison mergers and the Shore Merger. Depletion on the properties acquired in the Shore Merger amounted to $874,000. Depreciation increased due to computer and software equipment acquired in the current period. General and administrative expenses ("G&A") increased by $481,000. The increase in the G&A from the Bison Merger was reduced effective August 1, 1997 due to the expiration of the six month transition period on August 1, 1997 which was part of the Bison Merger. The increase in G&A consists primarily of a $207,000 increase in salaries, an increase of $72,000 in geological, accounting and legal expenses and a $29,000 increase in office supplies and expense. The increase in salary expense is due to increases in salaries of existing employees and salaries associated with employees added in the Bison and Shore Mergers. At the time of the Bison Merger seven employees occupied the Wichita, Kansas office. Effective August 1, 1997, only four employees, the president of Bison, an engineer, geologist, and secretary will be occupying the Wichita, Kansas office. The president of Shore, an engineer, and a secretary were added in the Shore Merger. In addition, the Company hired a land manager in July to manage the Company's land and mineral records. The Company has paid moving allowances to its Alabama employees that have moved to Houston. Abandonment expenses increased by $52,000. The increase in dry hole costs was due to higher dry hole costs associated with the Brigham Agreement. Stock compensation expense increased by $101,250 due to the July, 1997 start of the vesting period of the restricted stock granted to certain Company employees in February, 1997. All of the stock will be vested by June 30, 1998. Interest expense increased by $90,000, due primarily to a higher loan balance.

   The Company reported operating income of $253,000 for the three months ended September 30, 1997 versus an operating loss of $25,000 for the comparable period.

   The Company reported net income of $253,000 for the three months ended September 30, 1997 versus a net loss of $25,000 for the comparable period. After considering the preferred stock dividend requirement of $204,000, the Company reported net income available to common stockholders of $49,000. There was no preferred stock dividend requirement in the comparable period.

   Nine months September 30, 1997 and 1996

   Total revenues for the nine months ended September 30, 1997 of $8,237,000 were $4,651,000 higher than the comparable period. The increase in total revenues was due principally to higher oil and gas revenues of $3,727,000 and lease bonus and delay rental income of $890,000.

   The increase in oil and gas revenues consisted primarily of a $1,625,000 increase in oil revenues and a $1,504,000 increase in gas revenues. Also contributing to the revenue increase was $647,000 in revenue from gas processing at the gas plant located at the Spivey Grabs Field in Harper County, Kansas. The gas processing plant was acquired in the Bison Merger, which was effective February 28, 1997. The increase in oil and gas revenues was primarily the result of higher oil and gas production. Production of oil increased 100% and production of gas increased 85%, over the comparable period. The oil production increase of 83,776 barrels consisted principally of a 48,803 barrel increase from the NPC and Bison mergers and a 34,189 barrel increase from the Shore Merger. The gas production increase of 615,391 Mcf consisted principally of a 393,002 Mcf increase from the NPC and Bison mergers and a 180,068 Mcf increase from the Shore Merger. During the nine month period ended September 30, 1997, the Company sold 166,737 barrels of oil and 1,343,429 Mcf of gas, as compared to 82,961 barrels and 728,038 Mcf for the comparable period. The price received on the gas sold in 1997 of $2.26 per Mcf was slightly higher than the $2.11 per Mcf received in the comparable period. Oil prices in 1997 of $19.35 per barrel were slightly higher than the $19.29 per barrel received in 1996.

   Total expenses increased by $5,024,000 over the comparable period. Due to the growth of the Company over the last twelve months, all categories of expenses increased. Lease operating expenses increased $1,693,000. The increase was due principally to a $1,176,000 increase in operating expenses associated with the Bison and NPC mergers and a $452,000 increase associated with the Shore Merger. Depletion and depreciation expense increased by $1,705,000. Depletion was higher due to depletion on properties acquired in the NPC and Bison mergers and the Shore Merger. Depreciation was higher due to additional depreciation on properties acquired in the Bison and Shore Mergers and computer equipment and software acquired in the third quarter. General and administrative expenses ("G&A") increased by $1,094,000, consisting principally of increases due to the Bison and Shore Mergers. The increase in the G&A from the Bison Merger was reduced since August 1, 1997 due to the expiration of the six month transition period on August 1, 1997 which was part of the Bison Merger. The increase in G&A consists primarily of a $462,000 increase in salaries, an increase of $171,000 in geological, accounting and legal expenses, an increase of $95,000 in the Company's SEP contribution and cash bonuses and a $69,000 increase in office supplies and expense. The increase in salary expense is due to increases in salaries of existing employees and salaries associated with employees added in the Bison and Shore Mergers. At the time of the Bison Merger seven employees occupied the Wichita, Kansas office. Effective August 1, 1997, only four employees, the president of Bison, an engineer, geologist, and secretary will be occupying the Wichita, Kansas office. The president of Shore, an engineer, and a secretary were added in the Shore Merger. In addition, the Company hired a land manager in July to manage the Company's land and mineral records. The increases in professional fees and office expenses are associated with the increase in the general activity of the company as its oil and gas reserve base increases. There was only a $5,000 SEP contribution and no cash bonuses in the comparable period versus $100,000 in SEP contribution and bonuses in the current period. The Company has paid moving allowances to its Alabama employees that have moved to Houston. Exploration expenses ("G&G Costs") increased $131,000. The Company paid approximately $100,000 in G&G Costs on the Reflection Ridge Project in Kansas in the second quarter. Abandonment expenses increased by $196,000. The increase in dry hole costs was due principally to dry hole costs associated with the Brigham Agreement and a $54,000 Harrison well dry hole in the Spivey Grabs Field in 1997. Stock compensation expense increased by $101,250 due to the July, 1997 start of the vesting of the restricted stock granted to certain Company employees in February, 1997. All of the stock will be vested by June 30, 1998. Interest expense increased by $102,000, due primarily to a higher loan balance.

   The Company reported operating income of $70,000 for the nine months ended September 30, 1997 versus operating income of $444,000 for the comparable period.

   The Company reported net income of $70,000 for the nine months ended September 30, 1997 versus net income of $444,000 for the comparable period. After considering the preferred stock dividend requirement of $409,000, the Company, reported a net loss available to common stockholders of $338,000. There was no preferred stock dividend requirement in the comparable period.

   Approximately $131,000 in G&G costs was expensed in the current nine-month period as required under the successful efforts method of accounting. The successful efforts method of accounting, versus the full cost method, requires the company to expense all G&G costs as incurred. G&G Costs include costs of topographical, geological and geophysical studies, rights of access to conduct those studies, and salaries and expenses of geologists, geophysical crews, or others conducting those studies. Under the full cost method, all G&G Costs are capitalized when incurred and are expensed only when the well or wells drilled on the prospect are abandoned and the entire prospect is determined not to have any economically recoverable oil or gas. Due to the differences in accounting for G&G Costs, two companies could invest in the same drilling prospect and report substantially different net income or loss for a particular reporting period.

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

                          MIDDLE BAY OIL COMPANY, INC.
                                  (Registrant)

Date:  November 14, 1997             By:/s/ Frank C. Turner II
                                        ----------------------
                                        Frank C. Turner II
                                        Vice-President and
                                        Chief Financial Officer