Form 10KSB/A
period 1997-12-31
MIDDLE BAY OIL CO INC
filed 1998-05-15
CIK 903267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

                               AMENDMENT NO. 1 TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

================================================================================


This Amendment No. 1 on form 10-KSB/A contains restated consolidated financial statements as of December 31, 1997 and the 12-month period then ended to exclude a valuation allowance in presenting the Company's net deferred income tax liability in accordance with the report of Schultz, Watkins & Company, independent accountants, in Part II hereof. Other information in the Report has been amended, as required, to reflect the restated financial statements.

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

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

         (a)      Business Development

                  Middle Bay Oil Company, Inc. (the "Company") is an independent oil and gas company engaged in the exploration, development and production of oil and gas in the contiguous United States. The Company's strategy focuses on increasing its reserves of crude oil and natural gas by the acquisition and development of proved oil and gas properties primarily in the Mid-Continent and Gulf Coast regions. The Company believes the current period reflects historically low market prices for oil and gas and is focusing its efforts on increasing reserves so that it will be well positioned to benefit in the event of any future increases in demand for natural gas and oil. Consistent with these efforts, the Company is participating on a limited basis in drilling and development activities in other geographic regions of the contiguous United States. In November, 1997, the Company relocated its principal executive offices to 1221 Lamar Street, Suite 1020, Houston, Texas 77010. The Company's mailing address is P.O. Box 53448, Houston, Texas 77052-3448. Its telephone number is
(713) 759-6808.

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

         (c)      Louisiana Fee Mineral Acreage

                  In the Shore Merger, the Company acquired approximately 42,321 net mineral acres, situated in Terrebonne, Lafourche and St. Mary Parishes in Louisiana. Of the total acreage, 39,769 acres are non-producing and the remainder is held by production under existing leases. The non-producing acreage is located in the following parishes: 20,587 in Terrebonne (Montegut and Houma areas), 11,128 acres in Lafourche (Raceland and Valentine areas) and 8,054 acres in St. Mary Parish (Charenton area). The non-producing acreage currently under lease and/or option has expiration dates as follows: 17,835 acres in 1998 and 5,722 acres in 2000. As of December 31, 1997, 16,212 acres were not under lease. Royalty interest in the leases covering the non-producing minerals ranges from 20% to 25%. The mineral servitude prescription dates are estimated by the Company to be as follows: 620 acres prescribed in 1997, 6,226 acres in 1999, 5,286 acres in 2002, 4,145 acres in 2004, 1,121 acres in 2005, 1,145 acres held in perpetuity and the remaining acreage has prescription interrupted by production. Effective April 1, 1992 Shore Oil Company sold the production rights under tracts producing at that time and does not receive royalty income from the sale of oil or gas on those tracts. Over 80% of the non-producing minerals have been covered by 3-D seismic shot by third parties and provided to the Company at no cost. During the period July 1, 1997 through December 31, 1997, the Company received approximately $975,000 in lease bonus, delay rental and seismic option income on the acreage. An independent oil and gas engineering firm valued the acreage as of June 30, 1997 at $3,627,000. One unsuccessful Exploratory Well in Lafourche Parish, the Shore Oil Company #1, was drilled on the fee mineral acreage in 1997 and abandoned in February 1998.

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

                  The Company reported a deferred tax benefit of $7,451,000 for the year ended 1997 versus a deferred tax expense of $70,000 in the comparable period. The primary reason for the deferred tax benefit in 1997 was the oil and gas reserve impairment on the properties acquired in the Bison and Shore Mergers in 1997 and the NPC Merger in 1996. These three mergers were tax-free mergers, and the tax basis of the oil and gas properties acquired were carried over on the Company's books at the merger dates. For accounting purposes, the three mergers were purchases and the oil and gas properties were recorded on the Company's books at fair market value on the merger dates. The fair market value was much higher than the carryover tax basis and a deferred tax liability at the prevailing tax rate was recorded for the difference. The total deferred tax liability that was recorded on the Company's books for the Bison, Shore and NPC Mergers was approximately $12 million. When the impairment reduced the carrying amount of the oil and gas properties for accounting purposes but not for tax purposes, the difference between the accounting and tax basis of the properties was reduced and the deferred tax liability was reduced accordingly, resulting in a deferred tax benefit.

                  The Company reported a net loss of $15,579,000 versus net income of $205,500 for the comparable period. The Company paid preferred dividends of $605,000 in the current period and reported a net loss to common stockholders of $16,184,000 versus net income available to common stockholders of $205,000 for the comparable period. No preferred dividends were paid in 1996.

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

                          MIDDLE BAY OIL COMPANY, INC.

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996





















                                                      SCHULTZ, WATKINS & COMPANY
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                            JACKSON, MISSISSIPPI

                                TABLE OF CONTENTS

                                                                           Page
                                                                            No.
                                                                           ----
Independent Auditors' Report..............................................  1

Consolidated Balance Sheets...............................................  2

Consolidated Statements of Operations.....................................  3

Consolidated Statements of Changes in Stockholders' Equity................  4

Consolidated Statements of Cash Flows.....................................  5

Notes to Consolidated Financial Statements................................  6

SCHULTZ,
WATKINS & COMPANY
================================================================================
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

         As discussed in Note 1 to the financial statements, the Company restated its consolidated financial statements to exclude a valuation allowance in presenting its net deferred income tax liability.



/s/ Schultz, Watkins & Company

Jackson, Mississippi
February 27, 1998

                          MIDDLE BAY OIL COMPANY, INC.

                           Consolidated Balance Sheets
                                   December 31

                                     ASSETS

                                                               1997            1996
                                                           ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                $  1,587,184    $    556,026
  Accounts receivable                                         2,325,138       1,129,417
  Other current assets                                          104,313          58,137
  Assets held for resale                                        206,464              --
                                                           ------------    ------------
         Total current assets                                 4,223,099       1,743,580


NON-CURRENT ASSETS
  Accounts receivable - stockholder (Note 3)                    166,165         159,215


PROPERTY(at cost)(substantially pledged) (Notes 1&4)
  Oil and gas (successful efforts method)                    62,654,347      16,252,576
  Other                                                         837,205         354,603
                                                           ------------    ------------
                                                             63,491,552      16,607,179
  Less accumulated depletion, depreciation
    and amortization                                        (30,636,202)     (5,332,517)
                                                           ------------    ------------
                                                             32,855,350      11,274,662


OTHER ASSETS                                                      7,958           7,523
                                                           ------------    ------------



















TOTAL ASSETS                                               $ 37,252,572    $  13,184,980
                                                           ============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         1997                  1996
                                                                     ------------          ----------
CURRENT LIABILITIES
  Current maturities of long term debt (Note 4)                      $  1,375,537          $  554,601
  Accounts payable - trade                                              1,176,680             381,870
  Royalties payable                                                       212,622               4,720
  Other current liabilities                                               126,092              16,206
                                                                     ------------          ----------
         Total current liabilities                                      2,890,931             957,397

LONG TERM DEBT (Note 4)                                                 9,714,713           5,158,477

DEFERRED INCOME TAXES (Notes 1 & 5)                                     4,780,528             610,785

REDEMABLE COMMON STOCK (Note 8)                                                --             421,179

STOCKHOLDERS' EQUITY
  Preferred stock, $.02 par, 5,000,000 shares
    authorized with 1,666,667 shares designated
    Series A, none other issued                                                --                  --
  Cumulative convertible Series A 8% preferred
    stock, $6 stated value, 1,666,667 designated,
    1,666,667 and 166,667 shares issued and
    outstanding at 12/31/97 and 12/31/96,
    respectively, $10,000,000 aggregate liquidation
    preference                                                         10,000,000           1,000,000
  Convertible preferred stock Series B, $7.50 stated
    value, 266,667 shares issued and outstanding at
    12/31/97. $2,000,000 aggregate liquidation
    preference                                                          3,627,000                  --
  Common stock, $.02 par value, 10,000,000 authorized,
    4,519,206 and 1,880,917 shares issued and outstanding
    at 12/31/97 and 12/31/96, respectively                                 90,392              37,618
  Additional paid-in capital                                           23,029,299           6,049,442
  Less redeemable common stock                                                 --            (421,179)
  Unearned stock compensation                                             (67,500)                 --
  Accumulated deficit                                                 (16,744,751)           (560,699)
  Less cost of treasury stock; 21,773 shares
    at 12/31/97 and 12/31/96                                              (68,040)            (68,040)
                                                                     ------------        ------------
         Total stockholders' equity                                    19,866,400           6,037,142
                                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 37,252,572        $ 13,184,980
                                                                     ============        ============


See accompanying notes to consolidated financial statements.

                          MIDDLE BAY OIL COMPANY, INC.
                      Consolidated Statements of Operations
                             Years Ended December 31


                                                                    1997           1996
                                                                ------------   ------------
REVENUES
   Oil and gas sales                                            $ 10,213,047   $  4,474,786
   Gain on sale of oil and gas properties                              7,018         37,815
   Delay rental and lease bonus income                               975,347             --
   Other                                                             237,583        373,820
                                                                ------------   ------------
         Total revenue                                            11,432,995      4,886,421

COSTS AND EXPENSES
   Operating expenses, including production taxes                  3,848,627      1,516,011
   Geological and geophysical costs                                  222,608             --
   Abandonment costs                                               1,118,838        428,598
   Impairments                                                    21,147,823        277,483
   Depletion, depreciation and amortization                        4,567,063      1,184,713
   Interest                                                          671,081        504,945
   Stock compensation expense                                        202,500             --
   General and administrative                                      2,361,124        662,288
   Other                                                             317,469         32,012
                                                                ------------   ------------
         Total expenses                                           34,457,133      4,606,050

(LOSS) INCOME BEFORE INCOME TAX
  (BENEFIT) EXPENSE                                              (23,024,138)       280,371

INCOME TAX (BENEFIT)EXPENSE (Note 5)
   Current                                                             6,451          5,079
   Deferred                                                       (7,451,249)        69,792
                                                                ------------   ------------
                                                                  (7,444,798)        74,871
                                                                ------------   ------------

NET (LOSS)INCOME                                                $(15,579,340)  $    205,500

Dividends to preferred stockholders                                 (604,712)            --
                                                                ------------   ------------

NET (LOSS)INCOME AVAILABLE TO
   STOCKHOLDERS                                                 $(16,184,052)  $    205,500
                                                                ============   ============

NET (LOSS)INCOME PER SHARE
   Basic                                                        $      (4.76)  $       0.15
                                                                ============   ============

   Diluted                                                      $      (4.76)  $       0.14
                                                                ============   ============


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic                                                           3,397,117      1,332,141
                                                                ============   ============
   Diluted                                                         3,397,117      1,449,855
                                                                ============   ============




See accompanying notes to consolidated financial statements.

                          MIDDLE BAY OIL COMPANY, INC.

           Consolidated Statements of Changes in Stockholders' Equity
                     Years Ended December 31, 1997 and 1996


                                               Preferred Stock
                                ---------------               ----------------         Common
                                       Series  A              Series B                  Stock
                                -------          ------   ----        --------   --------     ------
                                 Shares        Amount      Shares     Amount      Shares     Amount
                                ---------   -----------   -------   ----------   ---------   -------
BALANCE - 1/1/96                       --   $        --        --   $       --   1,318,917   $26,378

Common stock issued in
  acquisition of NPC Energy
  Corporation                          --            --        --           --     562,000    11,240
Preferred stock issued            166,667     1,000,000        --           --          --        --
Conversion of redeemable
  common stock to common
  stock                                --            --        --           --          --        --
Net income                             --            --        --           --          --        --
Treasury stock acquired -
  21,773 shares                        --            --        --           --          --        --
                                ---------   -----------   -------   ----------   ---------   -------

BALANCE - 12/31/96                166,667     1,000,000        --           --   1,880,917    37,618

Common stock issued in
  acquisition of NPC Energy
  Corporation                          --            --        --           --      33,463       677
Preferred Series A issued       1,500,000     9,000,000        --           --          --        --
Common stock issued in
  acquisition of Bison Energy
  Corporation                          --            --        --           --     605,556    12,111
Common stock issued in
  acquisition of Shore Oil
  Company                              --            --        --           --   1,883,333    37,667
Preferred Series B issued
  in acquisition of
  Shore Oil Company                    --            --   266,667    3,627,000          --        --
Conversion of redeemable
  common stock to common
  stock                                --            --        --           --          --        --
Restricted stock awards                --            --        --           --      49,091       982
Stock options exercised                --            --        --           --      40,833       817
Purchase of oil and gas
 working interests                     --            --        --           --      26,013       520
Unearned stock
  compensation                         --            --        --           --          --        --
Net loss                               --            --        --           --          --        --
8% Preferred stock Series
 A dividends                           --            --        --           --          --        --
                                ---------   -----------   -------   ----------   ---------   -------

BALANCE - 12/31/97              1,666,667   $10,000,000   266,667   $3,627,000   4,519,206   $90,392
                                =========   ===========   =======   ==========   =========   =======

See accompanying notes to consolidated financial statements.

Additional    Redeemable    Unearned
 Paid-in       Common         Stock       Accumulated   Treasury
 Capital        Stock      Compensation    Deficit       Stock          Total
 -------        -----      ------------    -------       -----          -----
$ 4,093,682   $(852,642)   $     --    $   (766,199)   $     --    $  2,501,219



  1,955,760          --          --              --          --       1,967,000
         --          --          --              --          --       1,000,000


         --     431,463          --              --          --         431,463
         --          --          --         205,500          --         205,500

         --          --          --              --     (68,040)        (68,040)
-----------   ---------    --------    ------------    --------    ------------

  6,049,442    (421,179)         --        (560,699)    (68,040)      6,037,142



     93,018          --          --              --          --          93,695
         --          --          --              --          --       9,000,000


  3,318,447          --          --              --          --       3,330,558


 12,938,498          --          --              --          --      12,976,165


         --          --          --              --          --       3,627,000


         --     421,179          --              --          --         421,179
    269,018          --          --              --          --         270,000
    101,266          --          --              --          --         102,083

    259,610          --          --              --          --         260,130

         --          --     (67,500)             --          --         (67,500)
         --          --          --     (15,579,340)         --     (15,579,340)

         --          --          --        (604,712)         --        (604,712)
-----------   ---------    --------    ------------    --------    ------------

$23,029,299   $      --    $(67,500)   $(16,744,751)   $(68,040)   $ 19,866,400
===========   =========    ========    ============    ========    ============

                          MIDDLE BAY OIL COMPANY, INC.

                      Consolidated Statements of Cash Flows
                             Years Ended December 31

                                                                    1997            1996
                                                                  --------         ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net(loss) income                                             $(15,579,340)  $    205,500
   Adjustments to reconcile net(loss) income
     to net cash provided by operating activities:
        Depletion, depreciation and amoritization                  4,567,065      1,184,713
        Impairments                                               21,147,823        277,483
        Deferred income taxes                                     (7,451,249)        69,792
        Bad debt expense                                              45,000             --
        Unearned stock compensation                                  202,500             --
        Gain on sale of assets                                        (7,018)       (37,814)
  Changes in operating assets and liabilities:
       (Increase) Decrease in receivables                            243,777        (14,487)
       Decrease in payables                                         (438,355)      (303,457)
       Other                                                        (147,928)         7,648
                                                                ------------   ------------

          Net cash provided by operating activities                2,582,275      1,389,378

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for acquisition of NPC Energy Corp.,
     net of cash acquired of $633,712                                     --       (651,016)
   Payment for acquisition of Bison Energy Corp.,
     net of cash acquired of $994,367                             (7,139,914)            --
   Payment for acquisition of Shore Oil Company
     net of cash acquired of $2,057,467                             (514,299)            --
   Capital expenditures:
      Oil and gas properties                                      (7,056,213)    (1,596,966)
      Office building and other                                     (246,735)        (8,188)
   Proceeds from sales of:
      Oil and gas properties                                         103,872         40,000
      Timberland                                                          --         75,000
      Other                                                        1,445,890             --
   Advances to stockholders - net                                     (6,950)       (26,668)
                                                                ------------   ------------

         Net cash used in investing activities                   (13,414,349)    (2,167,838)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of bank loans                                          5,769,705        529,596
   Principal payments on loans                                    (2,497,533)      (207,859)
   Proceeds from issuance of preferred stock                       9,000,000      1,000,000
   Preferred stock dividends                                        (604,712)            --
   Proceeds from common stock                                        195,772             --
   Purchases of treasury stock                                            --        (68,040)
                                                                ------------   ------------
         Net cash provided by financing activities                11,863,232      1,253,697

(continued from opposite page)

(continued from opposite page)



                                                                   1997             1996
                                                                ------------   ------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS FOR THE YEAR                                         1,031,158        475,235

  Cash and cash equivalents - Beginning of year                      556,026         80,791
                                                                ------------   ------------

  Cash and cash equivalents - End of year                       $  1,587,184   $    556,026
                                                                ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid during the year for:
     Interest                                                   $    671,081   $    504,945
                                                                ============   ============
     Income Taxes                                               $      6,451   $      5,079
                                                                ============   ============
  Non-cash investing and financing activities:
     Common stock issued in acquisition of
       NPC Energy Corp.                                         $         --   $  1,967,000
                                                                ============   ============
     Conversion of redeemable common stock to common
       stock (net of treasury shares acquired)                  $    421,179   $    363,423
                                                                ============   ============

     Common stock issued in acquisition of
       Bison Energy Corp.                                       $  3,330,559   $         --
                                                                ============   ============

     Common stock issued in acquisition of
       Shore Oil Company                                        $ 12,976,165   $         --
                                                                ============   ============

     Preferred stock Series B issued in acquisition of
       Shore Oil Company                                        $  3,627,000   $         --
                                                                ============   ============

     Debt assumed in acquisition of Shore Oil Company           $  2,105,000   $         --
                                                                ============   ============

     Common stock issued in property acquisition                $    260,130   $         --
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

Restatement of the 1997 Financial Statements

         In 1998, the Company restated its 1997 financial statements to correctly state deferred income taxes for improper inclusion of a valuation allowance for deferred income taxes. This restatement resulted in an adjustment decreasing the net loss and net loss available to stockholders by $1,125,542. The net loss per share decreased $.34 as a result of the restatement.

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


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

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

         The cost of acquiring NPC was approximately $3.20 million, consisting of the following (in thousands):


         Estimated fair value of 562,000 shares
           of MBOC common stock issued..............................     $ 1,967
         Cash consideration.........................................       1,226
         Legal and accounting expenses..............................          35
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

         The allocation of the purchase price is summarized as follows:
           (in thousands)


         Working capital.........................................   $   775
         Oil and gas properties (proved).........................     3,378
         Debt assumed............................................      (385)
         Deferred income taxes...................................      (540)
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


         The cost of acquiring BEC was approximately $10 million, consisting of the following (in thousands):

         Estimated fair value of 605,556 shares
           of MBOC common stock issued.......................     $    3,330
         Cash consideration..................................          6,654
         Legal and accounting expenses.......................             35
                                                                  ----------
                                                                  $   10,019
                                                                  ==========


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

         The allocation of the purchase price is summarized as follows: (in thousands)

         Working capital.....................................     $       714
         Oil and gas properties (proved).....................          13,268
         Yard equipment......................................             465
         Deferred income taxes...............................          (4,428)
                                                                  -----------
                                                                  $    10,019
                                                                  ===========


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

         The cost of acquiring Shore was approximately $19 million, consisting of the following (in thousands):

         Estimated fair value of 1,883,333 shares
           of MBOC common stock issued......................      $   12,976
         Estimated fair value of 266,667 shares
           of MBOC Series B preferred stock.................           3,627
         Cash consideration.................................           2,533
         Legal and accounting expenses......................              38
                                                                  ----------
                                                                  $   19,174
                                                                  ==========

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

         The allocation of the purchase price is summarized as follows:
         (in thousands)

         Working capital....................................      $     2,288
         Oil and gas properties (proved and unproved).......           20,688
         Fee minerals.......................................            5,495
         Debt assumed.......................................           (2,105)
         Deferred income taxes..............................           (7,192)
                                                                  -----------
                                                                  $    19,174
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

                                                                    Pro Forma    (Unaudited)
                                                                       1997         1996
                                                                    ---------    -----------
         Total revenues....................................       $   14,753      $ 15,068
         Net loss..........................................          (22,466)         (946)
         Loss per diluted share............................            (6.61)        (0.65)



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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996
                                    Continued


(4) LONG-TERM DEBT

         Long-term debt at December 31, 1997 and 1996, consisted of the following:

                                                                                    1997                1996
                                                                                ------------        -----------
         Convertible Loan for $50,000,000 due March 31, 1998, secured by oil and gas properties, monthly payments of interest only at LIBOR plus 1.75%, convertible
           into a 72 month term note on March 31, 1998                          $ 10,956,298        $        --

         Convertible loan for $6,000,000 due September 30, 1997, Secured by oil and gas properties, monthly payments of interest only at
           1.5% over prime, convertible into a 72
           month term note on September 30, 1997                                          --          5,186,596

         Term note due August 31, 1998, secured by oil and gas
           properties, repayable in monthly installments of $27,590
           plus interest at 9.5%                                                          --            385,089

         Note, due 1/1/99, secured by office building, repayable in
           monthly installments of $1,511 including interest at 73/4%                133,952            141,393
                                                                                ------------        -----------

         Total                                                                    11,090,250          5,713,078

         Less current maturities                                                  (1,375,537)          (554,601)
                                                                                ------------        -----------

         Long term debt excluding current maturities                             $  9,714,713        $ 5,158,477
                                                                                ============        ===========


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

     Aggregate amounts of expected required repayments of long term debt at December 31, 1997 are as follows:



                           1998                        $   1,375,537
                           1999                            1,954,001
                           2000                            1,826,050
                           2001                            1,826,050
                           2002                            1,826,050
                           Thereafter                      2,282,562
                                                       -------------
                                                       $  11,090,250

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996
                                    Continued


(5) INCOME TAXES

         Income tax (benefit)expense for the years ended December 31 consisted of the following:

                                    1997                     1996
                                    ----                     ----

           Current               $      6,451           $     5,079
           Deferred                (7,451,249)               69,792
                                 ------------           -----------
             Total               $ (7,444,798)          $    74,871
                                 ============           ===========

         The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows:


                                                                     1997               1996
                                                                     ----               ----
Income tax (benefit)expense at statutory rate                    $(7,828,207)      $    92,595
Increase(decrease) due to effect of graduated tax rates               96,853           (96,740)
Increase due to state taxes and other                                286,556            79,016
                                                                 -----------       -----------

Income tax (benefit)expense                                      $(7,444,798)      $    74,871
                                                                 ===========       ===========


         The Company's net deferred tax liability at December 31, 1997 and 1996 is as follows:

                                                                     1997              1996
                                                                     ----              ----
Deferred tax liability
     Oil and Gas Properties                                     $  5,906,070       $  817,079

Deferred tax asset
     NOL carryforward                                             (1,083,324)        (164,076)
     AMT tax credit carryforward                                     (36,482)         (36,482)
     Other                                                            (5,736)          (5,736)
                                                                ------------       ----------
                                                                  (1,125,542)        (206,294)

Valuation allowance                                                       --               --
                                                                ------------       ----------

Net deferred tax liability                                      $  4,780,528       $  610,785
                                                                ============       ==========


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

                                                                    1997              1996
                                                                -------------      ---------
Net (Loss)Income                            As Reported         $ (16,184,052)     $ 205,500
                                            Pro Forma             (16,463,666)       189,657

Basic (loss)earnings per share              As Reported         $       (4.76)     $    0.15
                                            Pro Forma                   (4.85)          0.14

Diluted (loss)earnings per share            As Reported         $       (4.76)     $    0.14
                                            Pro Forma                   (4.85)          0.13


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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996
                                    Continued


7)  STOCK OPTION AND STOCK APPRECIATION RIGHTS PLAN (concluded)

         Information relating to stock options is summarized below:

                                                                                      Exercise Price
                                                                           Shares         Per Share
                                                                           ------     --------------
         Options outstanding at January 1, 1996.......................          --              --
         Granted......................................................     125,000         $  2.50
                                                                         ---------
         Options outstanding at December 31, 1996.....................     125,000         $  2.50

         Granted......................................................     520,000         $  6.07
         Exercised....................................................      40,833         $  2.50
                                                                         ---------

         Options outstanding at December 31, 1997.....................     604,167         $  5.57

         Options exercisable at December 31, 1997                          604,167         $  5.57


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

Earnings Per Share
         The following table provides a reconciliation between basic and diluted earnings (loss) per share:


                                                                       Weight Average      Per
                                                                       Common Shares      Share
                                                  Net (Loss)Income     Outstanding        Amount
                                                  ----------------     -------------     --------
Year Ended December 31, 1997:
   Basic earnings per share                         $(16,184,052)         3,397,117      $  (4.76)
   Effect of dilutive stock options                           --                 --            --
                                                    ------------          ---------      --------
   Diluted earnings per share                       $(16,184,052)         3,397,117      $  (4.76)
                                                    ============          =========      ========

Year Ended December 31, 1996 (restated):
   Basic earnings per share                         $    205,500          1,332,141      $    .15
   Effect of dilutive stock options                           --            117,714          (.01)
                                                    ------------          ---------      --------
   Diluted earnings per share                       $    205,500          1,449,855      $    .14
                                                    ============          =========      ========


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

                                                                            1997           1996
                                                                          --------       --------
Capitalized Costs
-----------------
Proved properties                                                         $ 56,441       $ 15,561
Nonproducing leasehold                                                       6,118            376
Support equipment & facilities                                                  95            315
Accumulated depreciation, depletion, amortization
    and impairment                                                         (30,456)        (5,237)
                                                                          --------       --------
             Net capitalized costs                                        $ 32,198       $ 11,015
                                                                          ========       ========


Costs Incurred
--------------
Proved properties                                                         $ 38,099       $  3,402
Unproved properties                                                          6,195             --
Exploration costs                                                            1,912          1,453
Development costs                                                            1,862            540
                                                                          --------       --------
             Total                                                        $ 48,068       $  5,395
                                                                          ========       ========

Depletion, depreciation, amortization
   and impairment                                                         $ 25,651       $  1,433
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

                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996
                                    Continued


(11)  SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (continued)

ESTIMATED QUANTITIES OF RESERVES (UNAUDITED) (continued)

         Net quantities of proved developed and undeveloped reserves of natural gas and crude oil, including condensate and natural gas liquids, are summarized as follows:

                                                            Years Ended
                                                            December 31
                                       ---------------------          ------------------------
                                                   1997                        1996
                                       -----------      ----------    ----------    ----------
                                           Oil            Gas             Oil           Gas
Proved Reserves                         (Barrels)        (Mcf)         (Barrels)       (Mcf)
---------------                         ----------     -----------    ----------    ----------
Beginning of year                       1,389,945       8,964,238       777,550      6,370,830
Revisions of previous estimates          (205,733)     (1,431,708)      157,099         44,543
Extensions and discoveries                 22,520         705,020        76,492        392,275
Purchases of reserves in place          1,980,117      12,110,748       503,156      3,139,299
Sale of reserves in place                      --              --       (15,726)            --
Production for the year                  (253,849)     (1,929,298)     (108,626)      (982,709)
                                       ----------     -----------    ----------     ----------


End of year                             2,933,000      18,419,000     1,389,945      8,964,238
                                       ==========     ===========    ==========     ==========


Proved Developed Reserves
-------------------------

Beginning of year                       1,266,421       8,142,820       770,334      6,306,604
                                       ==========     ===========    ==========     ==========


End of year                             2,580,000      14,251,000     1,266,421      8,142,820
                                       ==========     ===========    ==========     ==========



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

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves are summarized as follows (in thousands):

                                                                           Years Ended
                                                                           December 31
                                                                -----------            ----------
                                                                  1997                    1996
                                                                ----------             ----------
Future cash inflows                                             $ 101,482              $   61,813
Future production costs and development costs                     (54,358)                (25,873)
Future income tax expenses                                        (11,853)                 (7,361)
                                                                ---------              ----------
Future net cash flows                                              35,271                  28,579
10% discount to reflect timing of cash flows                      (10,778)                (10,716)
                                                                ---------              ----------
Standardized measure of discounted
  future net cash flows                                         $  24,493              $   17,863
                                                                =========              ==========


         The following are the principal sources of changes in the standardized measure of discounted future net cash flows (in thousands):

                                                                           Years Ended
                                                                           December 31
                                                                   1997                    1996
                                                                ---------               ---------
Beginning of year                                               $  17,863               $   9,250
Sales of oil and gas, net of production cost                       (6,364)                 (2,959)
Net changes in price and production cost                          (11,108)                  8,521
Extensions and discoveries                                            851                   1,966
Purchase of reserves                                               20,293                   6,006
Sale of reserves                                                       --                     (29)
Revisions of quantity estimates and other                           1,794                  (2,551)
Net change in income taxes                                         (1,082)                 (3,382)
Accretion of discount                                               2,246                   1,041
                                                                ---------                --------
End of year                                                     $  24,493               $  17,863
                                                                =========               =========

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

         (c)     Audit and Compensation Committees

                 The members of the Audit Committee are Gary R. Christopher, Frank E. Bolling, Jr. and Alvin V. Shoemaker. The functions of the Audit Committee include recommending to the Board of Directors the independent auditors; reviewing and approving the planned scope of the annual audit; proposing fee arrangements; reviewing the results of the annual audit; reviewing the adequacy of the accounting and financial controls; reviewing the independence of the independent auditors; approving all assignments to be performed by the independent auditors; and instructing the independent auditors, as deemed appropriate, to undertake special assignments.

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