Form 10QSB
period 1998-03-31
MIDDLE BAY OIL CO INC
filed 1998-05-20
CIK 903267

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                For the transition period from ______ to _______

                           Commission File No. 0-21702

                          MIDDLE BAY OIL COMPANY, INC.
       (Exact name of small business issuer as specified in its charter)

              TEXAS                                      63-1081013
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

                          1221 LAMAR STREET, SUITE 1020
                                HOUSTON, TX 77010
                    (Address of principal executive offices)

                                 (713) 759-6808
                           (Issuer's telephone number)

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

                       Common stock, $.02 par value
                  8,496,766 shares as of April 30, 1998

Transitional Small Business Disclosure Format (check one)
                       Yes [ ]  No [X]

                          MIDDLE BAY OIL COMPANY, INC.


                                      INDEX


                                                                                                Page
                                                                                                 No.

PART I.  CONSOLIDATED FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets-
      March 31, 1998 and December 31, 1997 .............................................          1
   Consolidated Statements of Operations-
      Three months ended March 31, 1998 and 1997 .......................................          2
   Consolidated Statements of Cash Flows-
      Three months ended March 31, 1998 and 1997 .......................................          3
   Notes to Consolidated Financial Statements ..........................................          4

  Item 2.  Management's Discussion and Analysis
             Of Financial Condition and Results of Operation ...........................         17


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits
           27 Financial Data Schedule (for SEC use only)
       b)  Reports on Form 8-K
           February 13, 1998 - Kaiser-Frances Oil Company converted all
           1,666,667 of Series A Preferred Stock of registrant into 3,333,334 shares of Common Stock.


PART I- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                (UNAUDITED)      (AUDITED)
                                                                                 MARCH 31       DECEMBER 31
                                                                                   1998             1997
                                                                               -------------    -------------
ASSETS

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                    $   5,947,033     $   1,587,184
  NOTES AND ACCOUNTS RECEIVABLE-TRADE                                              2,949,999         2,352,679
  OTHER CURRENT ASSETS                                                               471,317            57,726
  ASSETS HELD FOR RESALE                                                             206,466           206,464
                                                                               -------------     -------------
    TOTAL CURRENT ASSETS                                                           9,574,815         4,204,053

NON-CURRENT ASSETS
  NOTES RECEIVABLE-STOCKHOLDER                                                       167,902           166,165

PROPERTY (AT COST)
  OIL AND GAS (SUCCESSFUL EFFORTS METHOD)                                         82,707,910        62,685,623
  FURNITURE, FIXTURES AND OTHER                                                      834,745           822,806
                                                                               -------------     -------------
                                                                                  83,542,655        63,508,429
ACCUMULATED DEPRECIATION AND DEPLETION                                           (31,754,337)      (30,636,202)
                                                                               -------------     -------------
                                                                                  51,788,318        32,872,227

OTHER ASSETS                                                                         206,713            10,127
                                                                               -------------     -------------

TOTAL ASSETS                                                                   $  61,737,748     $  37,252,572
                                                                               =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT MATURITY OF LONG-TERM DEBT                                           $   2,602,888     $   1,375,537
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                            3,392,307         1,176,680
  OIL AND GAS REVENUE PAYABLE                                                        196,370           308,981
  OTHER CURRENT LIABILITIES                                                          908,055            29,737
                                                                               -------------     -------------
TOTAL CURRENT LIABILITIES                                                          7,099,620         2,890,935

LONG-TERM DEBT                                                                    24,499,568         9,714,713
DEFERRED INCOME TAXES                                                              4,052,056         4,780,528
MINORITY INTEREST                                                                  7,668,395                --

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $0.02 PAR, 5,000,000 AUTHORIZED
     WITH 1,666,667 DESIGNATED SERIES A, NONE ISSUED
CUMULATIVE CONVERTIBLE SERIES A 8% PREFERRED STOCK,
     $6.00 STATED VALUE, 1,666,667 DESIGNATED, NO SHARES OUTSTANDING
     AT MARCH 31, 1998. 166,667 SHARES ISSUED AND OUTSTANDING AT
     DECEMBER 31, 1997.  $10,000,000 AGGREGATE LIQUIDATION PREFERENCE                               10,000,000
CONVERTIBLE PREFERRED STOCK SERIES B, $7.50 STATED VALUE,
     266,667 SHARES ISSUED AND OUTSTANDING AT MARCH 31, 1998 AND
     DECEMBER 31, 1997. $2,000,000 AGGREGATE LIQUIDATION PREFERENCE                3,627,000         3,627,000
COMMON STOCK, $.02 PAR VALUE, 10,000,000 AUTHORIZED, 7,852,540 AND
     1,880,917 SHARES ISSUED AND OUTSTANDING AT MARCH 31, 1998 AND
     AND DECEMBER 31, 1997, RESPECTIVELY                                             157,059            90,392
  PAID-IN-CAPITAL                                                                 32,962,632        23,029,299
  UNEARNED STOCK COMPENSATION                                                        (33,750)          (67,500)
  ACCUMULATED DEFICIT                                                            (18,226,792)      (16,744,755)
  LESS COST OF TREASURY STOCK; 21,773 SHARES                                         (68,040)          (68,040)
                                                                               -------------     -------------
TOTAL STOCKHOLDERS' EQUITY                                                        18,418,109        19,866,396

COMMITMENTS AND CONTINGENCIES
                                                                               -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                     $  61,737,748     $  37,252,572
                                                                               =============     =============

See accompanying notes.

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED
UNAUDITED

                                                                                 MARCH 31          MARCH 31
                                                                                   1998              1997
                                                                               -------------     -------------

REVENUE
  OIL AND GAS PRODUCTION AND PLANT INCOME                                      $   2,632,248     $   1,875,847
  OTHER                                                                              124,642            25,531
                                                                               -------------     -------------
TOTAL REVENUE                                                                      2,756,890         1,901,378
                                                                               -------------     -------------

COSTS AND EXPENSES
  WELL OPERATING                                                               $   1,184,048     $     642,847
  GEOLOGICAL AND GEOPHYSICAL                                                         745,713                 -
  DEPRECIATION, DEPLETION AND
   AMORTIZATION                                                                    1,118,136           479,045
  DRYHOLE COSTS                                                                      468,951           181,338
  INTEREST                                                                           255,453           135,875
  STOCK COMPENSATION                                                                  33,750                 -
  GENERAL AND ADMINISTRATIVE                                                       1,093,403           421,854
                                                                               -------------     -------------
TOTAL EXPENSES                                                                     4,899,454         1,860,959

INCOME (LOSS) BEFORE INCOME TAXES                                                 (2,142,564)           40,419

INCOME TAX BENEFIT                                                                  (728,472)                -
                                                                               -------------     -------------
NET INCOME  (LOSS)                                                                (1,414,092)           40,419

DIVIDENDS TO PREFERRED STOCKHOLDERS                                                   67,945            62,889
                                                                               -------------     -------------

NET LOSS AVAILABLE TO STOCKHOLDERS                                             $  (1,482,037)    $     (22,470)
                                                                               =============     =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
   Basic                                                                           6,719,656         2,088,385
                                                                               =============     =============
   Diluted                                                                         6,719,656         2,088,385
                                                                               =============     =============

NET LOSS PER COMMON SHARE
   Basic                                                                       $       (0.22)    $       (0.01)
                                                                               =============     =============
   Diluted                                                                     $       (0.22)    $       (0.01)
                                                                               =============     =============

See accompanying notes.

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED
UNAUDITED

                                                                                 MARCH 31          MARCH 31
                                                                                   1998              1997
                                                                               -------------     -------------
OPERATING ACTIVITIES
NET INCOME  (LOSS)                                                             $  (1,414,092)    $      40,419
ADJUSTMENTS TO RECONCILE NET INCOME  (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  DEPLETION, DEPRECIATION AND AMORTIZATION                                         1,118,136           479,045
  DRYHOLE COSTS                                                                      468,951           181,338
  STOCK COMPENSATION EXPENSE                                                          33,750                 -
  DEFERRED INCOME TAX BENEFIT                                                       (728,472)                -
CHANGES IN CURRENT ASSETS AND LIABILITIES EXCLUDING
EFFECTS OF BUSINESS ACQUISITIONS:
  ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS                                       630,631            20,050
  ACCOUNTS PAYABLE, OIL AND GAS REVENUE PAYABLE,
  AND OTHER CURRENT LIABILITIES                                                    1,455,187           (25,644)
OTHER CHARGES (CREDITS)                                                                    -               534
                                                                               -------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,564,091           695,742

INVESTING ACTIVITIES
  PROCEEDS FROM SALES OF PROPERTIES                                                        -         1,445,890
  ADDITIONS TO OIL AND GAS PROPERTIES                                             (1,669,971)         (859,377)
  ACQUISITION OF BISON ENERGY CORPORATION, NET OF
     CASH ACQUIRED OF $994,367                                                             -        (7,139,914)
  ACQUISITION OF ENEX RESOURCES CORPORATION, NET OF
     CASH ACQUIRED OF $4,698,211                                                 (11,268,268)                -
  FURNITURE, FIXTURES AND OTHER ASSETS                                               (99,779)          (13,335)
  ADVANCES TO STOCKHOLDER                                                             (1,737)           (1,657)
                                                                               -------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                                            (13,039,755)       (6,568,393)

FINANCING ACTIVITIES
  PROCEEDS FROM COMMON STOCK ISSUED                                                        -            92,610
  PROCEEDS FROM PREFERRED STOCK ISSUED                                                     -         6,000,000
  PROCEEDS FROM DEBT ISSUED                                                       26,969,604                 -
  PRINCIPAL PAYMENTS ON DEBT                                                     (10,957,396)          (84,612)
  PREFERRED STOCK DIVIDENDS                                                          (67,945)          (62,889)
  OTHER                                                                             (108,750)                -
                                                                               -------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         15,835,513         5,945,109

NET INCREASE IN CASH                                                               4,359,849            72,458
CASH- BEGINNING                                                                    1,587,184           556,026
                                                                               -------------     -------------
CASH- ENDING                                                                   $   5,947,033     $     628,484
                                                                               =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   INTEREST PAID IN CASH                                                       $           0     $     135,875
                                                                               =============     =============

   CONVERSION OF SERIES A PREFERRED STOCK                                      $  10,000,000                 -
                                                                               =============     =============

See accompanying notes.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

             Middle Bay Oil Company, Inc., was incorporated under the laws of the State of Alabama on November 30, 1992. Effective March 27, 1998, the Company acquired 79.2% of Enex Resources Corporation. In 1997, the Company acquired Bison Energy Corporation and Shore Oil Company. The Company and its subsidiaries are engaged in the acquisition, development and production of oil and gas in the contiguous United States.

         Basis of Presentation

             In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 31, 1998 and December 31, 1997 and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 1998 and 1997.

             An independent accountant has not audited the accompanying consolidated financial statements. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.

         Certain reclassifications have been made to conform with the current presentation.

         Significant Accounting Policies

             The Company's accounting policies reflect industry standards and conform to generally accepted accounting principles. The more significant of such policies are described below.


         Principles of Consolidation

             The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Middle Bay Production Company (formerly Bison Production Company), Enex Resources Corporation (Enex), a 79.20% owned subsidiary and a partnership, of which Enex owns greater than a 50% interest. The equity of minority interests in Enex and the partnership is shown in the consolidated statements as "minority interest". Significant intercompany accounts and transactions are eliminated in consolidation.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

             Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare the financial statements. Actual results could differ from those estimates.

        Statements of Cash Flows

             For purposes of the statements of cash flows, the Company classifies all cash investments with original maturities of three months or less as cash.

        Oil and Gas Properties

             The Company follows the "successful efforts" method of accounting for its oil and gas properties, and accordingly, capitalizes all direct costs incurred in connection with the acquisition, drilling, and development of productive oil and gas properties. Costs associated with unsuccessful exploration are charged to expense currently. Geological and geophysical costs and costs of carrying and retaining unevaluated properties are charged to expense. Depletion, depreciation and amortization of capitalized costs are computed separately for each property based on the unit-of-production method using only proved oil and gas reserves. In arriving at such rates, commercially recoverable reserves have been estimated by independent petroleum engineering firms. The Company reviews its undeveloped properties quarterly and charges them to expense on a property by property basis when it is determined that they have been condemned by dry holes, or will not be retained, sold or drilled upon.


        Site Restoration, Dismantlement & Abandonment Costs

             Site restoration, dismantlement and abandonment costs (P&A costs) include costs associated with dismantling and disposing of the facilities and equipment required to operate a well and restoring the well site to specified conditions. The Company develops specific estimates of its P&A costs based on consultations with its engineers and reevaluates such estimates quarterly. Estimated future P&A costs are accrued on a unit-of-production method based on proved reserves. As of March 31, 1998 and December 31, 1997, the P&A costs accrued were immaterial.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)

(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

             Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) was issued in March 1995 and was adopted by the Company in the fourth quarter of 1997. This statement requires that long-lived assets be reviewed on a quarterly basis for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs.

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

        Other Property and Equipment

             Other property and equipment are stated at cost and depreciation is computed over appropriate lives ranging from five to seven years. Additions and betterments, which provide benefits to several periods, are capitalized.

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


        Earnings Per Share

             Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share, and requires, among other things, dual presentations of basic and diluted earnings per share on the face of the statement of operations. In accordance with SFAS No. 128, earnings per share and weighted average shares outstanding have been restated to conform to this statement for all periods presented. A weighted average of 390,501 common stock equivalents are not considered in the 1998 calculation of diluted earnings per share due to the net loss recorded during the period.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Concentrations of Market Risk

             The future results of the Company will be affected by the market prices of oil and natural gas. The availability of a ready market for natural gas and oil in the future will depend on numerous factors beyond the control of the Company, including weather, production of natural gas and crude oil, imports, marketing of competitive fuels, proximity and capacity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of gas and oil, the regulatory environment, and other regional and political events, none of which can be predicted with certainty.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)


(2)   ACQUISITIONS

     On February 28, 1997, the Company completed the acquisition of Bison Energy Corporation ("BEC"). The transaction consisted of a merger (the "Bison Merger") of BEC into Bison Energy Corporation-Alabama, a wholly-owned subsidiary of the Company. On February 28, 1997, Bison Energy Corporation-Alabama merged into BEC and its separate corporate existence ceased. BEC was merged into the Company on January 1, 1998.

     The cost of acquiring BEC was approximately $10 million, consisting of the following (in thousands):

           Estimated fair value of 605,556 shares
            of common stock issued ................................................... $ 3,330
           Cash on hand ..............................................................   6,654
           Other legal and accounting expenses .......................................      35
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

         The cost of acquiring BEC was allocated using the purchase method of accounting to the consolidated assets and liabilities of BEC based on estimates of the fair values with the remaining purchase price allocated to proved oil and gas properties.

         The allocation of the purchase price is summarized as follows: (in thousands)

           Working capital .............................................  $   714
           Oil and gas properties.......................................   13,268
           Yard Inventory and equipment ...... .........................      465
           Deferred income taxes........................................   (4,428)
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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)

(2)   ACQUISITIONS (continued)


         On June 30, 1997, the Company completed the acquisition of Shore Oil Company ("Shore"). The transaction consisted of a merger (the "Shore Merger") of Shore into Shore Acquisition Company Inc., a wholly-owned subsidiary of the Company. On June 30, 1997, Shore Acquisition Company merged into Shore and its separate corporate existence ceased. Shore was merged into the Company on January 1, 1998.

         The cost of acquiring Shore was approximately $19 million, consisting of the following (in thousands):

           Estimated fair value of 1,883,333 shares
            of common stock issued ................................................... $12,976
           Estimated fair value of 266,667 shares
            of Series B Preferred Stock ..............................................   3,627
           Cash consideration ........................................................   2,533
           Other legal and accounting expenses .......................................      38
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

         The cost of acquiring Shore was allocated using the purchase method of accounting to the consolidated assets and liabilities of Shore based on estimates of the fair values with the remaining purchase price allocated to proved oil and gas properties.

         The allocation of the purchase price is summarized as follows: (in thousands)

           Working capital .................................. $ 2,288
           Oil and gas properties
             Proved and unproved.............................  20,688
           Fee minerals .....................................   5,495
           Debt assumed .....................................  (2,105)
           Deferred income taxes ...........................   (7,192)
                                                              -------
                                                              $19,174
                                                              =======

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)

(2)  ACQUISITIONS (concluded)

     On March 27, 1998, the Company acquired 1,064,432 common shares, approximately 79%, of Enex Resources Corporation ("Enex") for $15,966,480. The Company purchased the common shares of Enex through a cash tender offer (the "Enex Acquisition"). Enex is a general partner of Enex Consolidated Partners, L.P., (the "Enex Partnership"), a New Jersey limited partnership whose principal business is oil and gas exploration and production. Enex's general partner interest is 4.1%. Enex also owns an approximate 55% limited partner interest.

     The cost of acquiring the 79.20% of Enex was allocated using the purchase method of accounting to the consolidated assets and liabilities of Enex based on estimates of the fair values with the remaining purchase price allocated to proved oil and gas properties.

         The allocation of the purchase price is summarized as follows: (in thousands)

           Working capital .................................  $ 4,812
           Oil and gas properties...........................   18,821
           Minority Interest................................   (7,667)
                                                              -------
                                                              $15,966
                                                              =======

         The following pro forma data presents the results of the Company for the three months ended March 31, 1997 and 1998, as if the acquisitions of BEC, Shore and Enex had occurred on January 1, 1997. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation and depletion related to the properties and businesses acquired, and the related income tax effects (in thousands, except per share amounts).

                                                                                         Pro Forma
                                                                                     Three months ended
                                                                                          March 31
                                                                                       1998       1997
                                                                                     --------   --------
                                                                                         (Unaudited)
        Total Revenues ............................................................  $ 5,561    $ 6,447
        Net Income (Loss) Available to Stockholders ...............................  $(2,145)   $     2
        Net Income (Loss) per share Available to Stockholders......................  $( 0.32)   $    --

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997
                                   (Unaudited)


 (3) RELATED PARTY TRANSACTIONS

        The Company had a note receivable, including accrued interest, from Bay City Energy Group, Inc. (BCEG), as of March 31, 1998 and December 31, 1997 in the amount of $167,902 and $166,165, respectively. The principal balance of the note accrues interest at 5% per annum and is due in full on January 1, 2001. 75,000 shares of Company common stock secure the note. During the three months ended March 31, 1998 and 1997, BCEG did not make any payments and was not advanced any funds. Interest of $28,898 was accrued on the note at March 31, 1998.

        The Company rents office space in Wichita, Kansas from C.J. Lett III, a shareholder, officer and director of the Company. The rent is $3,000 per month for three years through February, 2000.


 (4)  LONG-TERM DEBT

                                                              March 31     December 31
                                                                1998            1997
                                                           -----------     -----------

Reducing revolving line of credit of up to
  $100,000,000 due April 1, 2001, secured by
  oil and gas properties                                   $26,969,604              --

Convertible Loan of $50,000,000 due March 31, 1998,
  secured by oil and gas properties, monthly
  payments of interest only at Libor plus 1.75%,
  convertible into a 72 month term
  note on March 31, 1998                                            --      10,956,298

Note, due 1/1/99, secured by office building,
  repayable in monthly installments
  of $1,511 including interest
  at 7 3/4%                                                    132,852         133,952
                                                           -----------      ----------

Total                                                      $27,102,456     $11,090,250

Less current maturities                                      2,602,888       1,375,537
                                                           -----------     -----------

Long-term debt excluding current
  maturities                                               $24,499,568      $9,714,713
                                                           ===========      ==========

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997
                                   (Unaudited)

(4) LONG-TERM DEBT (continued)

        Effective March 27, 1998 the Company entered into a new reducing revolving line of credit agreement (the "$100 million Revolver") with Compass Bank, as agent and lender, and Bank of Oklahoma, as a participant lender, (collectively, the "Banks"). The $100 million Revolver provides for an initial borrowing base of $29 million. The initial borrowing base will be reduced to $27.5 million within ten days after the effective date and further reduced by $275,000 per month, beginning May 1, 1998 and ending October 1, 1998. The borrowing base and the scheduled reduction amount shall be redetermined semi-annually by unanimous consent of the lenders beginning October 1, 1998. The principal is due at maturity, April 1, 2001. Monthly principal payments are made as required in order that the outstanding principal balance does not exceed the borrowing base. Interest is payable monthly and is calculated at the prime rate. The Company may also elect to calculate interest under the Libor rate, as defined in the agreement. The Libor rate increases by (a) 2.00% if the outstanding loan balance and letters of credit are equal to or greater than 75% of the borrowing base, (b) 1.75% if the outstanding loan balance and letters of credit are less than 75% or greater than 50% of the borrowing base, (c) 1.50% if the outstanding loan balance and letters of credit are equal to or less than 50% of the borrowing base. Libor interest is payable at maturity of the Libor loan which cannot be less than thirty days.

        At March 31, 1998 the Company had borrowed approximately $26,969,604 and had approximately $1,350,432 of outstanding letters of credit. As of March 31, 1998, the Company is paying Libor plus 2.00% on a thirty day Libor loan for $25,469,604 and prime on $1,500,000.

        The Company paid a facility fee equal to 3/8% of the initial borrowing base and is required to pay 3/8% on any future increase in the borrowing base within five days of written notice. The Company is required to pay a quarterly commitment fee on the unused portion of the borrowing base of one-half percent if the outstanding loan balance plus letters of credit are greater than 50% of the borrowing base or three-eighths percent if the outstanding loan balance plus letters of credit are less than or equal to 50% of the borrowing base. The Company is required to pay a letter of credit fee on the date of issuance or renewal of each letter of credit equal to the greater of $500 or one and one-half percent of the face amount of the letter of credit.

        The Company has granted to the Banks liens on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and gas properties. The $100 million Revolver requires, among other things, a cash flow coverage ratio of
1.25 to 1.00 and a current ratio of 0.9 to 1.00, determined on a quarterly basis.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997
                                   (Unaudited)

(4) LONG-TERM DEBT (concluded)

        The $100 million Revolver includes other covenants prohibiting cash dividends, distributions, loans, advances to third parties in excess of $100,000, or sales of assets greater than 10% of the aggregate net present value of the oil and gas properties in the borrowing base. As of March 31, 1998 the Company was not in violation of any covenants of the $100 million Revolver.

(5) SERIES A PREFERRED STOCK

        On September 4, 1996, the Company signed a stock purchase agreement with Kaiser Francis Oil Company ("Kaiser-Francis"). Kaiser-Francis agreed to purchase 1,666,667 shares of Series A Preferred Stock ("Series A") at $6.00 per share, for a total investment of $10,000,000. The parties agreed to a five-year purchase period, effective September 4, 1996, with minimum incremental investments of $500,000 each. Each issuance of Series A was subject to approval by Kaiser-Francis of the use of proceeds. The Series A was nonvoting and accrued dividends at 8% per annum, payable quarterly in cash. The Series A was convertible at any time after issuance into shares of common stock at the rate of two shares of common stock for each share of Series A before January 1, 1998. The conversion rate decreases for every full year (excluding partial years) thereafter at 8% per annum. As of December 31, 1997, 1,666,667 shares of the Series A had been issued. On January 31, 1998 Kaiser-Francis converted 100% of the Series A into 3,333,334 common shares of the Company.

(6) SERIES B PREFERRED STOCK

        In connection with the merger with Shore Oil Company, effective June 30, 1997, the Company issued 266,667 shares of Series B Preferred Stock ("Series B"). The Series B is nonvoting and pays no dividends. The Series B has a liquidation value of $7.50 per share and is junior to the Series A Preferred. For a period of sixty-six months subsequent to June 30, 1997 any holder of the Series B may convert all or any portion of Series B shares into Company Common Stock ("Common") at a ratio of one share of Common for each Series B share, or at any time on or after January 1, 1998, the holders may convert a portion of their Series B shares based on a conversion method whereby a number of convertible Series B shares are exchanged using the Alternative Conversion Factor, which is calculated as the increase in value of approximately 40,000 net mineral acres in South Louisiana owned by the Company at the end of the year divided by $8 million.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997
                                   (Unaudited)

(6) SERIES B PREFERRED STOCK (concluded)

        The Alternative Conversion Factor is then multiplied by 1,066,000 to arrive at the potential converted number of common shares received. Upon expiration of the conversion period, unless the Company has given notice to redeem the Series B, all of the shares of Series B shall be automatically converted. In no event shall the aggregate total number of shares of Common into which the Series B are converted be less than 266,667 shares or exceed 1,333,333 shares, unless further increased for any anti-dilution provisions.


(7) COMMON STOCK

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

On January 13, 1998, the Board of Directors granted options, with an exercise price of $5.75 per share, to acquire 232,000 shares of Company common stock to certain employees and directors. On May 30, 1997, the Board of Directors granted options, with an exercise price of $7.75 per share, to acquire 85,000 shares of Company common stock to certain key employees. On February 6, 1997, the Board of Directors granted options, with an exercise price of $6.00 per share, to acquire 210,000 shares of Company common stock to key employees and non-employee directors. On May 31, 1996, the Board of Directors granted options, with an exercise price of $2.50 per share, to acquire 125,000 shares of Company common to key employees and non-employee directors. All of the options were granted under the 1995 Stock Option and Stock Appreciation Rights Plan and will expire ten years from date of grant if not exercised.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997
                                   (Unaudited)

(7) INCOME TAXES

   The Company's income tax expense (benefit) for continuing operations consists of the following:

                                      Three months Ended
                                      March 31   March 31
                                        1998       1997
                                     ---------   --------
     Current                         $       -    $   -
     Deferred                         (728,472)       -
                                     ---------    -----

     Total                           $(728,472)   $   -
                                     =========    =====


   The Company's net deferred tax liability at March 31, 1998 and December 31, 1997 are as follows:

                                     March 31      December 31
                                       1998           1997
                                    -----------    ----------
     Deferred tax liability
       Oil and gas properties       $ 5,597,170    $5,906,070
     Deferred tax asset
       NOL carryforward              (1,502,896)   (1,083,324)
       AMT tax credit carryforward      (36,482)      (36,482)
       Other                             (5,736)       (5,736)
                                     (1,545,114)   (1,125,542)
     Valuation allowance                      -             -
                                    -----------   -----------
     Net deferred tax liability     $ 4,052,056   $ 4,780,528
                                    ===========   ===========

   As of December 31, 1997, the Company had net operating loss carryforwards of approximately $3,186,247 expiring in the years 2009 through 2011.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1998 and 1997
                                   (Unaudited)


(7) COMMITMENTS AND CONTINGENCIES

        The Company is obligated under the terms of certain operating leases for office space that expire over the next three years. The Company is leasing 3,000 square foot of office space for its Midcontinent office in Wichita, Kansas for $3,000 per month for three years. The Company is leasing 5,363 square foot of office space for its headquarters in Houston, Texas. The twenty-four month lease requires monthly lease payments of $5,791 through June 30, 1998 and $6,576 through June 30, 1999.

         As of March 31, 1998 the Company had $1,350,432 of irrevocable standby letters of credit due to expire on June 30, 1999.

        Enex, as general partner of the Enex Partnership, is contingently liable for all debts and actions of the Enex Partnership. However, in management's opinion, the existing assets of the Enex Partnership are sufficient to satisfy any such partnership indebtedness.

        The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.


(8)      SUBSEQUENT EVENTS

             On April 16, 1998, the Company entered into and closed an Asset Purchase Agreement (the "Agreement"), with Service Drilling Co., LLC ("Service Drilling") and certain affiliates, whereby the Company acquired substantially all of the assets of Service Drilling and its affiliate in exchange for the Company's common stock and cash.

             Service Drilling and its affiliates are privately owned domestic oil and gas development and production companies with assets located primarily in Oklahoma and the Texas Panhandle. Pursuant to the Agreement, the Company issued 666,000 shares of its common stock (144 Restricted) and paid aggregate cash consideration of $6,500,000, subject to post-closing adjustments, in exchange for the assets. The transaction, which will be accounted for using the purchase method of accounting, will be effective as of March 1, 1998. Asset values were determined by estimating the discounted reserve value of the acquired properties and through negotiation. The cash portion of the consideration is being financed through the Company's $100 million Revolver with Compass Bank and from cash on hand. The asset acquisition is expected to add an estimated 284,000 barrels of oil and natural gas liquids and 12,041 MMcf of natural gas to the Company's reserves. After the transaction, the Company has estimated total proved reserves of approximately 4,083,000 barrels of oil and ngls, and 49,186 MMcf of natural gas.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Liquidity and Capital Resources

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

    Cash flow from operating activities for the three months ended March 31, 1998 of $1,564,000 increased $868,000 over the comparable period. The increase was due primarily to working capital changes offset by a decrease in cash flow from higher G&G expenses, higher dry-hole expenses and higher G&A expenses. Cash flow from oil and gas properties increased $216,000 over the comparable period. Oil and gas prices decreased 36% and 18%, respectively, while oil and gas production increased 116% and 72%, respectively. The change in working capital increased cash flow by $2,091,000 over the comparable period. The change in working capital was caused principally by timing differences in the payment of expenses and receipt of revenues. The cash flow to debt coverage ratio of 203.62 is greater than the 1.25 required under the $100 million Revolver agreement. There were no required principal payments under the $100 million Revolver in the current period.

    Additions to oil and gas properties were higher than the comparable period due primarily to the increased drilling activity. The amount spent on acquisitions is higher due to the Enex Resources Corporation Acquisition (the "Enex Acquisition") which closed March 27, 1998. The Company acquired approximately 79% of Enex Resources Corporation ("Enex") common stock for cash in a tender offer that expired March 27, 1998. The increase in the amount of cash used for debt payments was due to the replacing of the $50 million Convertible Loan, with a principal balance of $10,956,000, with the $100 million Revolver. No monthly principal payments have been required over the period April 1, 1997 to March 31, 1998 on the Company's $6 million, $15 million and $50 million Convertible Loans. The increase in the proceeds from debt issued was due to the proceeds from the $100 million Revolver which were used to replace the $50 million Convertible Loan and to finance the Enex Acquisition. No preferred stock was issued in the current period versus the $6 million issued under the Preferred Stock Agreement with Kaiser-Francis in the comparable period. Kaiser-Francis converted all of the Series A Preferred Stock on January 31, 1998.

    The Company's operating activities provided net cash of $1,564,000 for the three-month period ended March 31, 1998. During this period, net cash from operations and cash on hand was used principally for acquisitions and exploratory and developmental drilling. Approximately $149,000 was spent to acquire a well in the Spivey Field. Approximately $650,000 was spent on exploratory drilling. The principal exploratory wells in the current period were the S. Highbaugh Prospect well ($199,000), the Sherburne Prospect well ($219,000) and the Middle Bay Oil Co. #1 well ($130,000). Approximately $900,000 was spent on developmental drilling. The principal developmental well drilled in the current period was the Kuehling #1 sidetrack ($529,000) which was unsuccessful. Additional developmental drilling was done in the Convis, Custer City, Lake Trammel, Spivey and Wellman Fields. The Company spent approximately $15,966,000 on the Enex Acquisition which was financed entirely with debt proceeds from the $100 million Revolver. Amounts spent on debt retirement consisted principally of the replacement of the $50 million convertible loan.

        The Company had current assets of $9,575,000 and current liabilities of $7,100,000, which resulted in working capital of $2,475,000 as of March 31, 1998. This was an increase of $1,162,000 from the working capital of $1,313,000 as of December 31, 1997. Working capital increased primarily due to working capital acquired in the Enex Acquisition. The Company's working capital at March 31, 1998, before the Enex transaction, was $132,000. The Company's current ratio of 2.07, calculated under the terms of the $100 million Revolver agreement, which excludes stockholder receivables and debt due under the $100 million Revolver, was in excess of the 0.90 to 1.00 required.

$100 Million Line of Credit

        In conjunction with the Enex Acquisition on March 27, 1998 the Company entered into a new debt agreement with the Banks. The new debt agreement is a $100 million reducing, revolving line of credit (the "$100 million Revolver") with current borrowings under a term note maturing April 1, 2001. The entire principal balance of the Company's $50 million Convertible Loan at the Bank of Oklahoma was replaced with the $100 million Revolver. The Bank of Oklahoma is a participating lender with Compass Bank.

        The $100 million Revolver provides for an initial borrowing base of $29 million. The initial borrowing base will be reduced to $27.5 million within ten days after the effective date and further reduced by $275,000 per month, beginning May 1, 1998 and ending October 1, 1998. The borrowing base and the scheduled reduction amount shall be redetermined semi-annually by unanimous consent of the lenders beginning October 1, 1998. The principal is due at maturity, April 1, 2001. Monthly principal payments are made as required in order that the outstanding principal balance does not exceed the borrowing base. Interest is payable monthly and is calculated at the prime rate. The Company may elect to calculate interest under the Libor rate, as defined in the agreement. The Libor rate increases by (a) 2.00% if the outstanding loan balance and letters of credit are equal to or greater than 75% of the borrowing base, (b) 1.75% if the outstanding loan balance and letters of credit are less than 75% or greater than 50% of the borrowing base, (c) 1.50% if the outstanding loan balance and letters of credit are equal to or less than 50% of the borrowing base. Libor interest is payable at maturity of the Libor loan which cannot be less than thirty days.

        At March 31, 1998 the Company had borrowed approximately $26,969,604 and had approximately $1,350,432 of outstanding letters of credit. As of March 31, 1998, the Company is paying Libor plus 2.00% on a thirty day Libor loan for $25,469,604 and prime on $1,500,000.

        The Company paid a facility fee equal to 3/8% of the initial borrowing base and is required to pay 3/8% on any future increase in the borrowing base within five days of written notice. The Company is required to pay a quarterly commitment fee on the unused portion of the borrowing base of one-half percent if the outstanding loan balance plus letters of credit are greater than 50% of the borrowing base or three-eighths percent if the outstanding loan balance plus letters of credit are less than or equal to 50% of the borrowing base. The Company is required to pay a letter of credit fee on the date of issuance or renewal of each letter of credit equal to the greater of $500 or one and one-half percent of the face amount of the letter of credit.

        The Company has granted to the Banks liens on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and gas properties. The $100 million Revolver requires, among other things, a cash flow coverage ratio of
1.25 to 1.00 and a current ratio of 0.9 to 1.00, determined on a quarterly basis. The $100 million Revolver prohibits the payment of any cash dividend or distribution or the purchase of any class of its capital stock.

Series B Preferred Stock

        In connection with the Shore Merger, effective June 30, 1997, the Company issued 266,667 shares of Series B Preferred Stock ("Series B"). The Series B is nonvoting and pays no dividends. The Series B has a liquidation value of $7.50 per share and is junior to the Series A Preferred. For a period of sixty-six months subsequent to June 30, 1997 any holder of the Series B may convert all or any portion of Series B shares into Company Common Stock ("Common") at a ratio of one share of Common for each Series B share, or at any time on or after January 1, 1998, the holders may convert a portion of their Series B shares based on a conversion method whereby a number of convertible Series B shares are exchanged using the Alternative Conversion Factor, which is calculated as the increase in value of approximately 40,000 net mineral acres in South Louisiana owned by the Company at the end of the year divided by $8 million.

        The Alternative Conversion Factor is then multiplied by 1,066,000 to arrive at the potential converted number of common shares received. Upon expiration of the conversion period, unless the Company has given notice to redeem the Series B, all of the shares of Series B shall be automatically converted. In no event shall the aggregate total number of shares of Common into which the Series B are converted be less than 266,667 shares or exceed 1,333,333 shares, unless further increased for any anti-dilution provisions.

        As of March 31, 1998, no additional shares of Series B have been issued.

Redeemable Common Stock

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

Stock Purchase Agreement

   On September 4, 1996, the Company signed a stock purchase agreement with Kaiser Francis Oil Company ("the Agreement"). The Agreement provides for the purchase of 1,666,667 shares of Series A Preferred Stock ("Series A") at $6.00 per share, over a five-year period beginning September 4, 1996 with minimum incremental investments of $500,000 each. Each issuance of Series A is subject to approval by Kaiser-Francis of the use of proceeds. The Series A is nonvoting and accrues dividends at 8% per annum, payable quarterly in cash. The Series A is convertible at any time after issuance into shares of common stock at the rate of two shares of common stock for each share of Preferred before January 1, 1998. At December 31, 1997, all of the Series A had been issued and on January 31, 1998, all of the Series A was converted.

The Enex Acquisition

        On March 27, 1998, the Company acquired 1,064,432 shares of the common stock of Enex, for $15 cash per share pursuant to the Company's tender offer which began February 19, 1998. The Enex shares acquired by the Company represent 79.2% of the total outstanding Enex common stock. The Company applied the purchase method of accounting to the Enex Acquisition. The purchase price of $15,966,480 was financed with proceeds from the Company's $100 million Revolver.

        Enex, a Delaware corporation, is an independent oil and gas production and development company headquartered in Kingwood, Texas with operations primarily in Texas. Enex engages primarily in managing and acquiring producing oil and gas properties, and does not engage in significant drilling activities. Enex operates over 100 wells in South Texas. Enex shares are traded on the NASDAQ Stock Market National Market System under the symbol ENEX. Concurrent with the closing of the Enex Acquisition, the Enex Board of Directors resigned and were replaced by the persons who constitute the Company's Board of Directors. Enex is presently being operated as a majority-owned subsidiary of the Company.

        In addition to managing and acquiring direct interests in producing oil and gas properties, Enex serves as general partner of the Enex Partnership. The Enex Partnership is a New Jersey limited partnership that was formed on June 30, 1997 from the combination of thirty-four Enex Oil and Gas Limited Partnerships. The Enex Partnership, also headquartered in Kingwood, Texas, is engaged in the oil and gas business through the ownership of various interests in oil and gas properties. Approximately 73% of Enex's estimated future net revenues from proved reserves at December 31, 1997 is attributable to its interests in the Enex Partnership and approximately 27% is attributable to the properties owned directly by the Company, after deducting the minority interest share of the Enex Partnership. As general partner, Enex has a 4.1% interest in the net revenues and gains generated by properties owned by the Enex Partnership. In addition to the general partner interest, Enex owns a 55.5% limited partner interest in the Enex Partnership.

        The Enex Partnership makes periodic cash distributions to the limited partners. The distributions for the years ended 1997 and 1996 were approximately $4.5 million and $2.4 million, respectively. Considering its general and limited partner interest, Enex's total interest in the Enex Partnership is approximately 57.32%. Based on the Company's 79.2% ownership of Enex, the Company has an effective ownership of the Enex Partnership of 45.4%

        Because the Company's ownership of Enex is greater than 50%, the Company's consolidated financial statements at March 31, 1998 include 100% of the accounts of Enex and the Enex Partnership. Enex consolidates 100% of the Enex Partnership on its books for financial reporting purposes because its ownership in the Enex Partnership is greater than 50%. The minority interest on the Company's books reflects the equity interest of the minority partners in Enex (20.8%) and the minority partners in the Enex Partnership (44.5%).

         Enex had no significant impact on the results of operations of the Company for the current period.

Future Capital Requirements

        The Company has made and will continue to make, substantial capital expenditures for acquisition, development and exploration of oil and natural gas reserves. In fact, because the Company's principal natural gas and oil reserves are depleted by production, its success is dependent upon the results of its acquisition, development and exploration activities.

        The Company, excluding Enex and Service Drilling, expects to incur a minimum of approximately $1,400,000 in capital expenditures over the next twelve months. The Company expects that available cash, cash flows from operations and cash proceeds from asset sales of certain non-core properties will be sufficient to fund the planned capital expenditures through 1998 in addition to funding interest and principal requirements on the $100 million Revolver. However, the Company may require additional borrowings under the $100 million Revolver or additional equity funding to raise additional capital to fund any acquisitions.

        Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production and prices received for gas and oil, there can be no assurance that the Company's capital resources will be sufficient to maintain planned levels of capital expenditures.

        At March 31, 1998, the principal outstanding under the $100 million Revolver was approximately equal to the borrowing base. Under the terms of the $100 million Revolver, the borrowing base declines $275,000 per month. Assuming no changes in the outstanding letters of credit, the Company could be required to make monthly principal payments of approximately $275,000 until the next borrowing base redetermination on October 1, 1998.

        Upon redetermination, the monthly principal payments may increase or decrease. Funds spent on debt retirement reduce the amount of cash flow available to spend on acquisition, development and exploration activities. The Company paid $1.5 million on the note on April 10, 1998 in accordance with the $100 million Revolver agreement.

        In the future, the Company expects to close the Enex and Enex Partnership headquarters at Kingwood and consolidate Enex and Enex Partnership's operations at the Company's headquarters in Houston. It is expected that the Company will realize certain cost savings in the consolidation of these operations.

        Subsequent to March 31, 1998, the Company has hired three full-time employees due to the increased business as a result of the Enex Acquisition and the Service Drilling Acquisition.
                                       21

Current Activities

        As of April 30, 1998, two developmental wells and one exploratory well were being drilled. The developmental wells are in the Frymire Waterflood in the Lake Trammel Field in Nolan County, Texas. The exploratory well is the Shore Oil Co. #1 in Terrebonne Parish, Louisiana. All three wells were spudded in April.

        The exploratory well drilled on the Sherburne Prospect in Point Coupee Parish, Louisiana reached total depth on April 20, 1998 and is in the process of being completed.

Results of Operations

   Three months ended March 31, 1998 and 1997

        Total revenues for the three months ended March 31, 1998 of $2,757,000 were $856,000 higher than the comparable period. The increase in total revenues was due principally to higher oil and gas revenues of $756,000.

        The increase in oil and gas revenues consisted primarily of a $364,000 increase in oil revenues and a $349,000 increase in gas revenues. The increase in oil and gas revenues was the result of higher oil and gas production. Production of oil increased 116% and production of gas increased 72%, over the comparable period. The oil production increase of 50,141 barrels and the gas production increase of 219,034 Mcf, were due primarily to the Shore Merger and the Riceville Acquisition. During the three month period ended March 31, 1998, the Company sold 93,260 barrels of oil and 521,556 Mcf of gas, as compared to 43,119 barrels and 302,522 Mcf for the comparable period. The average price received on the gas sold in 1998 of $2.28 per Mcf was 18% lower than the $2.77 per Mcf received in the comparable period. The average price received on the oil sold in 1998 of $13.94 per barrel was 36% lower than the $21.71 per barrel received in the comparable period.

        Total expenses increased by $3,038,000 over the comparable period. Due to the growth of the Company over the last twelve months, all categories of expenses increased.

        Lease operating expenses increased $541,000. The increase was due principally to the additional expenses on the properties acquired in the Bison and Shore Mergers.

        Depletion and depreciation expense increased by $639,000. Depletion was higher due to depletion on properties acquired in the Bison and Shore Mergers and the Riceville Acquisition.

        General and administrative expenses ("G&A") increased by $671,000. The increase in G&A consists primarily of a $236,000 increase in salaries, $132,000 in performance bonuses for the previous year and an increase of $247,000 in engineering, accounting and legal expenses. The increase in salary expense was due to increases in salaries of existing employees, salaries of new employees and salaries associated with employees added in the Bison and Shore Mergers. For the current period, the Company had seventeen full-time employees; eight employees were added through the Bison and Shore mergers and the Company hired a land manager and accountant and lost one employee. In addition, during the comparable period before the Bison Merger, the Company had eight full-time employees. The performance bonus was paid to certain key employees upon recommendation by the Compensation Committee after an appraisal of the Company's performance for the year ended 1997.

        Dryhole expenses increased by $288,000. In the current period the dryhole expense of $469,000 consisted principally of $199,000 for the dryhole on the South Highbaugh Prospect. Additional dryhole expenses of $102,000 on two dryholes on the Reflection Ridge Prospect and $130,000 on the Middle Bay Oil Co. #1 were expensed in the current period. The Reflection Ridge wells and the Middle Bay Oil Co. #1 were drilled and abandoned in the fourth quarter of 1997. Dryhole expenses in the comparable period consisted principally of costs through the Brigham Agreement.

        Geological and geophysical expenses ("G&G expenses") increased by $746,000. In the current period, the Company spent approximately $740,000 in G&G expenses on the Hawkins Ranch Prospect in Matagorda County, Texas.
No G&G expenses were incurred in the comparable period.

        Stock compensation expense increased by $33,700 due to the vesting of the restricted stock granted to certain Company employees in February 1997. All of the stock will be vested by June 30, 1998.

        Interest expense increased by $120,000, due primarily to a higher loan balance.

        The Company reported an operating loss of $2,143,000 for the three months ended March 31, 1998 versus operating income of $40,000 for the comparable period.

        The Company reported a deferred income tax benefit of $728,000 in the current period. No deferred taxes were recorded in the comparable period.

        The Company reported a net loss of $1,414,000 for the three months ended March 31, 1998 versus net income of $40,000 for the comparable period. After considering the preferred stock dividend requirement of $68,000 in the current period and $63,000 in the comparable period, the Company reported a net loss available to common stockholders in the current and comparable periods of $1,482,000 and $22,000, respectively.

                                   SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MIDDLE BAY OIL COMPANY, INC.
                                  (Registrant)



   Date:  May 15, 1998             By: /s/ Frank C. Turner II
                                      -----------------------------------------
                                        Frank C. Turner II
                                        Vice-President and
                                        Chief Financial Officer