Form 10QSB
period 1998-06-30
MIDDLE BAY OIL CO INC
filed 1998-08-19
CIK 903267

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

                  Common stock, $.02 par value
                  8,530,592 shares as of July 31, 1998

Transitional Small Business Disclosure Format (check one)
                       Yes [ ]  No [X]

                          MIDDLE BAY OIL COMPANY, INC.

                                      INDEX


                                                                   Page
                                                                    No.
                                                                   ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets-
      June 30, 1998 and December 31, 1997 .......................     1
   Consolidated Statements of Operations-
      Six months ended June 30, 1998 and 1997 ...................     2
   Consolidated Statements of Cash Flows-
      Six months ended June 30, 1998 and 1997 ...................     3
   Notes to Consolidated Financial Statements ...................     4

Item 2.  Management's Discussion and Analysis
            Of Financial Condition and Results of Operation .....    18

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
            Stockholders ........................................    29

Item 6.  Exhibits and Reports on Form 8-K .......................    30

PART I- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

                                                                          (UNAUDITED)         (AUDITED)
                                                                            JUNE 30          DECEMBER 31
                                                                              1998               1997
                                                                          ------------      ------------
ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                               $  2,061,612      $  1,587,184
  NOTES AND ACCOUNTS RECEIVABLE- TRADE                                       3,193,811         2,352,679
  OTHER CURRENT ASSETS                                                         439,401            57,726
  ASSETS HELD FOR RESALE                                                     1,947,135           206,464
                                                                          ------------      ------------
    TOTAL CURRENT ASSETS                                                     7,641,959         4,204,053

NON-CURRENT ASSETS
  NOTES RECEIVABLE- STOCKHOLDER                                                169,640           166,165

PROPERTY (AT COST)
  OIL AND GAS (SUCCESSFUL EFFORTS METHOD)                                   91,719,370        62,685,623
  FURNITURE, FIXTURES AND OTHER                                                916,524           822,806
                                                                          ------------      ------------
                                                                            92,635,894        63,508,429
ACCUMULATED DEPRECIATION AND DEPLETION                                     (32,404,946)      (30,636,202)
                                                                          ------------      ------------
                                                                            60,230,948        32,872,227

OTHER ASSETS                                                                   200,115            10,127
                                                                          ------------      ------------
TOTAL ASSETS                                                              $ 68,242,662      $ 37,252,572
                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITY OF LONG-TERM DEBT                                      $  4,091,535      $  1,375,537
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                      2,454,476         1,176,680
  OIL AND GAS REVENUE PAYABLE                                                  378,632           308,981
  OTHER CURRENT LIABILITIES                                                    316,308            29,737
                                                                          ------------      ------------
TOTAL CURRENT LIABILITIES                                                    7,240,951         2,890,935

LONG-TERM DEBT                                                              26,628,604         9,714,713
DEFERRED INCOME TAXES                                                        3,708,668         4,780,528
OTHER LIABILITIES                                                              521,594                 -
MINORITY INTEREST                                                            7,034,094                 -

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $0.02 PAR, 10,000,000 and 5,000,000 AUTHORIZED AT
     JUNE 30, 1998 AND DECEMBER 31, 1997, RESPECTIVELY,
      WITH 1,933,334 DESIGNATED, NONE ISSUED                                         -                 -
  CUMULATIVE CONVERTIBLE SERIES A 8% PREFERRED STOCK,
     $6.00 STATED VALUE, 1,666,667 DESIGNATED, NO SHARES OUTSTANDING
     AT JUNE 30, 1998. 166,667 SHARES ISSUED AND OUTSTANDING AT
     DECEMBER 31, 1997.  $10,000,000 AGGREGATE LIQUIDATION PREFERENCE                -        10,000,000
  CONVERTIBLE PREFERRED STOCK SERIES B, $7.50 STATED VALUE,
    266,667 SHARES ISSUED AND OUTSTANDING AT JUNE 30, 1998 AND
    DECEMBER 31, 1997. $2,000,000 AGGREGATE LIQUIDATION PREFERENCE           3,627,000         3,627,000
  COMMON STOCK, $.02 PAR VALUE, 20,000,000 AND 10,0000 AUTHORIZED,
   8,552,364 and 1,880,917 SHARES ISSUED AND OUTSTANDING AT
    JUNE 30, 1998 AND DECEMBER 31, 1997, RESPECTIVELY                          171,047            90,392
  PAID-IN-CAPITAL                                                           38,272,126        23,029,299
  UNEARNED STOCK COMPENSATION                                                        -           (67,500)
  ACCUMULATED DEFICIT                                                      (18,893,382)      (16,744,755)
  LESS COST OF TREASURY STOCK; 21,773 SHARES                                   (68,040)          (68,040)
                                                                          ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                  23,108,751        19,866,396

COMMITMENTS AND CONTINGENCIES
                                                                          ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 68,242,662      $ 37,252,572
                                                                          ============      ============


See accompanying notes to consolidated financial statements.

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            JUNE  30          JUNE 30          JUNE 30           JUNE 30
                                             1998              1997              1998              1997
                                         ------------      ------------      ------------      ------------
REVENUE
  OIL AND GAS SALES AND PLANT INCOME     $  4,484,670      $  1,818,251      $  7,116,918      $  3,694,098
  GAIN ON SALE OF PROPERTY                      9,068             3,867             9,068             3,867
  LEASE BONUS & DELAY RENTAL INCOME           197,071                 -           197,071                 -
  OTHER                                       117,295            29,290           241,937            54,821
                                         ------------      ------------      ------------      ------------
TOTAL REVENUE                               4,808,104         1,851,408         7,564,994         3,752,786
                                         ------------      ------------      ------------      ------------

COSTS AND EXPENSES
  WELL OPERATING                            2,420,967           678,038         3,605,015         1,316,681
  GEOLOGICAL AND GEOPHYSICAL                   42,402           110,986           788,115           115,191
  DEPRECIATION, DEPLETION AND
   AMORTIZATION                             1,906,806           575,772         3,024,942         1,054,817
  DRYHOLE                                    (161,687)           54,381           307,264           235,719
  INTEREST                                    557,388           123,868           812,841           259,743
  STOCK COMPENSATION                           33,750                 -            67,500                 -
  GENERAL AND ADMINISTRATIVE                1,167,150           531,846         2,260,553           953,700
                                         ------------      ------------      ------------      ------------
TOTAL EXPENSES                              5,966,776         2,074,891        10,866,230         3,935,851

LOSS BEFORE MINORITY INTEREST
  AND INCOME TAXES                         (1,158,672)         (223,483)       (3,301,236)         (183,065)

MINORITY INTEREST                            (148,686)                -          (148,686)                -
                                                           ------------      ------------      ------------
LOSS BEFORE INCOME TAXES                   (1,009,985)         (223,483)       (3,152,549)         (183,065)

INCOME TAX BENEFIT                           (343,395)                -        (1,071,867)                -
                                         ------------      ------------      ------------      ------------
NET LOSS                                     (666,591)         (223,483)       (2,080,683)         (183,065)

DIVIDENDS TO PREFERRED STOCKHOLDERS                 -           141,556            67,945           204,445
                                         ------------      ------------      ------------      ------------
NET LOSS AVAILABLE TO STOCKHOLDERS       ($   666,591)     ($   365,039)     ($ 2,148,628)     ($   387,510)
                                         ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
   Basic                                    8,530,592         2,553,791         7,625,124         2,321,088
                                         ============      ============      ============      ============
   Diluted                                  8,530,592         2,553,791         7,625,124         2,321,088
                                         ============      ============      ============      ============

NET LOSS PER COMMON SHARE
   Basic                                 ($      0.08)     ($      0.14)     ($      0.28)     ($      0.17)
                                         ============      ============      ============      ============
   Diluted                               ($      0.08)     ($      0.14)     ($      0.28)     ($      0.17)
                                         ============      ============      ============      ============




See accompanying notes to consolidated financial statements.

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED
UNAUDITED

                                                            JUNE 30             JUNE 30
                                                              1998                1997
                                                          ------------       ------------
OPERATING ACTIVITIES

NET LOSS                                                  ($ 2,080,683)     ($   183,065)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  DEPLETION, DEPRECIATION AND AMORTIZATION                   3,024,942         1,054,817
  DRYHOLE COSTS                                                307,264           235,719
  STOCK COMPENSATION EXPENSE                                    67,500                 -
  GAIN ON SALE OF PROPERTIES                                    (9,068)
  DEFERRED INCOME TAX BENEFIT                               (1,071,867)                -
  MINORITY INTEREST                                           (148,686)
CHANGES IN CURRENT ASSETS AND LIABILITIES EXCLUDING
EFFECTS OF BUSINESS ACQUISITIONS:
  ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS                 349,860            55,262
  ACCOUNTS PAYABLE, OIL AND GAS REVENUE PAYABLE,
  AND OTHER CURRENT LIABILITIES                                693,861           220,931
OTHER CHARGES (CREDITS)                                              -           (91,498)
                                                          ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,133,123         1,292,166

INVESTING ACTIVITIES
  PROCEEDS FROM SALES OF PROPERTIES                            508,963         1,445,890
  ADDITIONS TO OIL AND GAS PROPERTIES                       (2,198,350)       (1,643,721)
  ACQUISITION OF BISON ENERGY CORPORATION, NET OF
     CASH ACQUIRED OF $994,367                                       -        (7,139,914)
  ACQUISITION OF SHORE OIL COMPANY, NET OF
     CASH ACQUIRED OF $2,057,467                                                (514,299)
  ACQUISITION OF ENEX RESOURCES CORPORATION, NET OF
     CASH ACQUIRED OF $4,698,211                           (11,329,203)                -
  ACQUISITION OF ASSETS OF SERVICE DRILLING CO              (6,313,373)
  FURNITURE, FIXTURES AND OTHER ASSETS                        (332,749)          (24,412)
  ADVANCES TO STOCKHOLDER                                       (3,474)           (3,314)
                                                          ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                      (19,668,186)       (7,879,770)

FINANCING ACTIVITIES
  PROCEEDS FROM COMMON STOCK ISSUED                                  -           143,692
  PROCEEDS FROM PREFERRED STOCK ISSUED                               -         9,000,000
  PROCEEDS FROM DEBT ISSUED                                 32,469,604           664,702
  PRINCIPAL PAYMENTS ON DEBT                               (12,839,713)         (388,782)
  PREFERRED STOCK DIVIDENDS                                    (67,945)         (204,445)
  PARTNERSHIP DISTRIBUTIONS                                   (416,736)
  OTHER                                                       (135,719)                -
                                                          ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   19,009,491         9,215,167

NET INCREASE IN CASH                                           474,428         2,627,563
CASH- BEGINNING                                              1,587,184           556,026
                                                          ------------      ------------
CASH- ENDING                                              $  2,061,612      $  3,183,589
                                                          ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   INTEREST PAID IN CASH                                  $    766,159      $    259,743
                                                          ============      ============

   CONVERSION OF SERIES A PREFERRED STOCK                 $ 10,000,000                 -
                                                          ============      ============
    COMMON STOCK ISSUED AS FINDERS' FEE
      IN ENEX RESOURCES CORP. TENDER OFFER                $    245,231                 -
                                                          ============      ============
    COMMON STOCK ISSUED IN ACQUISITION OF ASSETS
      FROM SERVICE DRILLING CO., LLC                      $  5,078,250                 -
                                                          ============      ============
    COMMON STOCK ISSUED IN ACQUISITION OF
      BISON ENERGY CORPORATION                                       -      $  3,330,559
                                                          ============      ============
    COMMON STOCK ISSUED IN ACQUISITION OF
      SHORE OIL COMPANY                                              -      $ 12,976,164
                                                          ============      ============
    PREFERRED STOCK-SERIES B ISSUED IN ACQUISITION OF
      SHORE OIL COMPANY                                              -      $  3,627,000
                                                          ============      ============
    DEBT ASSUMED IN ACQUISITION OF SHORE OIL COMPANY                 -      $  2,105,000
                                                          ============      ============

See accompanying notes to consolidated financial statements.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

             Middle Bay Oil Company, Inc., was incorporated under the laws of the State of Alabama on November 30, 1992. Effective March 27, 1998, the Company acquired 79.2% of Enex Resources Corporation and effective April 16, 1998, the Company acquired the assets of Service Drilling Co., LLC. In 1997, the Company acquired Bison Energy Corporation and Shore Oil Company. The Company and its subsidiaries are engaged in the acquisition, development and production of oil and gas in the contiguous United States.

         Basis of Presentation

             In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 1998 and December 31, 1997 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 1998 and 1997.

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

                                  June 30, 1998
                                   (Unaudited)

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

        Site Restoration, Dismantlement & Abandonment Costs

             Site restoration, dismantlement and abandonment costs (P&A costs) include costs associated with dismantling and disposing of the facilities and equipment required to operate a well and restoring the well site to specified conditions. The Company develops specific estimates of its P&A costs based on consultations with its engineers and reevaluates such estimates quarterly. Estimated future P&A costs are accrued on a unit-of-production method based on proved reserves. As of June 30, 1998 approximately $485,000 of P&A costs has been accrued. The P&A costs accrued at December 31, 1997 were immaterial.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)

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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Earnings Per Share

             Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share, and requires, among other things, dual presentations of basic and diluted earnings per share on the face of the statement of operations. In accordance with SFAS No. 128, earnings per share and weighted average shares outstanding have been restated to conform to this statement for all periods presented. A weighted average of 392,108 and 393,677 common stock equivalents are not considered in the 1998 calculation of diluted earnings per share for the six month and three month periods ending June 30, respectively, due to the net loss recorded during these periods.

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

                                  June 30, 1998
                                   (Unaudited)

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

         The cost of acquiring BEC was approximately $10 million, consisting of the following (in thousands):

Estimated fair value of 605,556 shares
 of common stock issued .....................         $ 3,330
Cash on hand ................................           6,654
Other legal and accounting expenses .........              35
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

         The allocation of the purchase price is summarized as follows: (in thousands)

  Working capital ...................................................     $    714
  Oil and gas properties ............................................       13,268
  Yard Inventory and equipment ......................................          465
  Deferred income taxes .............................................       (4,428)
                                                                          --------
                                                                          $ 10,019
                                                                          ========

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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)

(2)      ACQUISITIONS (continued)

         The cost of acquiring Shore was approximately $19 million, consisting of the following (in thousands):

Estimated fair value of 1,883,333 shares
 of common stock issued ................     $12,976
Estimated fair value of 266,667 shares
 of Series B Preferred Stock ...........       3,627
Cash consideration .....................       2,533
Other legal and accounting expenses ....          38
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

         The allocation of the purchase price is summarized as follows: (in thousands)

Working capital ......     $  2,288
Oil and gas properties
  Proved and unproved        20,688
Fee minerals .........        5,495
Debt assumed .........       (2,105)
Deferred income taxes        (7,192)
                           --------
                           $ 19,174
                           ========

         On March 27, 1998, the Company acquired 1,064,032 common shares, approximately 79%, of Enex Resources Corporation ("Enex") for $15,960,480. The Company purchased the common shares of Enex through a cash tender offer (the "Enex Acquisition"). The Company also incurred approximately $60,934 in legal, accounting and printing expenses and issued 33,825 shares of Company common stock for finders fees to unrelated third parties. Enex is general partner of Enex Consolidated Partners, L.P., (the "Enex Partnership"), a New Jersey limited partnership whose principal business is oil and gas exploration and production. Enex's general partner interest is 4.1%. Enex also owns an approximate 56% limited partner interest.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)

(2)      ACQUISITIONS (concluded)

         As part of the Enex Acquisition, the Company entered into an agreement, effective April 15, 1998, with the former president of Enex that provides for monthly payments of $20,000 until expiration of the agreement on May 18, 2002. The monthly payments serve as consideration for consulting, a covenant not to compete and a preferential right to purchase certain oil and gas acquisitions which the former president controls or proposes to acquire during the term of the agreement. The Company will reimburse the former president each month for reasonable and necessary business expenses incurred in connection with the performance of consulting services. The agreement survives the former president and his spouse and is nonassignable. The present value of the agreement, applying a 10% discount, is approximately $788,563 with the long-term portion classified as other liabilities.

         The cost of acquiring the 79.20% of Enex was allocated using the purchase method of accounting to the consolidated assets and liabilities of Enex based on estimates of the fair values with the remaining purchase price allocated to proved oil and gas properties.

         The allocation of the purchase price is summarized as follows: (in thousands)

   Working capital ................         $  5,640
   Oil and gas properties .........           19,090
   Minority Interest ..............           (7,669)
                                            --------
                                            $ 17,061
                                            ========

        On April 16, 1998, the Company acquired substantially all of the oil and gas assets of Service Drilling Co., LLC and certain affiliates ("Service Drilling"), in exchange for 666,000 shares of Company common stock and $6,500,000 in cash for a total acquisition cost of $11,578,250, before post-closing adjustments (the "Service Acquisition"). The effective date of the acquisition was March 1, 1998 and the cost was allocated using the purchase method of accounting.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)

(2)      ACQUISITIONS (concluded)

         The following pro forma data presents the results of the Company for the six months ended June 30, 1997 and 1998, as if the acquisitions of BEC, Shore, Enex and Service Drilling had occurred on January 1, 1997. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation and depletion related to the properties and businesses acquired, interest expense on the debt issued and the related income tax effects (in thousands, except per share amounts).

                                                                                                       Pro Forma
                                                                                                       ---------
                                                                                                    Six months ended
                                                                                                    ----------------
                                                                                                        June 30
                                                                                                        -------
                                                                                                   1998           1997
                                                                                                   ----           ----
                                                                                                       (Unaudited)
Total Revenues .............................................................................     $ 11,094      $ 13,881
Net Income (Loss) Available to Stockholders ................................................     $ (2,575)     $    315
Net Income (Loss) per Share
   Available to Stockholders................................................................     $  (0.32)     $   0.08

(3)      RELATED PARTY TRANSACTIONS

         The Company had a note receivable, including accrued interest, from Bay City Energy Group, Inc. (BCEG), an entity controlled by certain members of the Company's management and directors, as of June 30, 1998 and December 31, 1997 in the amount of $169,640 and $166,165, respectively. The principal balance of the note accrues interest at 5% per annum and is due in full on January 1, 2001. 75,000 shares of Company common stock secure the note. During the six months ended June 30, 1998 and 1997, BCEG did not make any payments and was not advanced any funds. Interest of $30,635 was accrued on the note at June 30, 1998.

        The Company rents office space in Wichita, Kansas from C.J. Lett III, a shareholder, officer and director of the Company. The rent is $3,000 per month for three years through February, 2000.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)

(4)      LONG-TERM DEBT

                                                                                      June 30        December 31
                                                                                        1998             1997
                                                                                     -----------     -----------
Reducing revolving line of credit of up to
  $100,000,000 due April 1, 2001, secured by
  oil and gas properties                                                             $30,588,605            --

Convertible Loan of $50,000,000 due June 30, 1998, secured by oil and gas properties, monthly payments of interest only at Libor plus 1.75%, convertible into a 72 month term
  note on June 30, 1998                                                                     --        10,956,298

Note, due 1/1/99, secured by office building,
  repayable in monthly installments
  of $1,511 including interest
  at 7 3/4%                                                                              131,534         133,952
                                                                                     -----------     -----------

Total                                                                                $30,720,139     $11,090,250

Less current maturities                                                                4,091,535       1,375,537
                                                                                     -----------     -----------

Long-term debt excluding current
  maturities                                                                         $26,628,604     $ 9,714,713
                                                                                     ===========     ===========



Effective March 27, 1998 the Company entered into a new reducing revolving line of credit agreement (the "$100 million Revolver") with Compass Bank, as agent and lender, and Bank of Oklahoma, as a participant lender, (collectively, the "Banks"). The $100 million Revolver provided for an initial borrowing base of $29 million. The initial borrowing base was reduced to $27.5 million ten days after the effective date and further reduced by $275,000 per month, beginning May 1, 1998 and ending October 1, 1998. In conjunction with the Service Acquisition, the borrowing base was increased to $32,600,000 and the monthly borrowing base reductions were increased to $330,000. The borrowing base and the scheduled reduction amount shall be redetermined semi-annually by unanimous consent of the lenders beginning October 1, 1998.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997
                                   (Unaudited)

(4)      LONG-TERM DEBT (continued)

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

         At June 30, 1998 the Company had borrowed approximately $30,588,605 and had approximately $1,350,432 of outstanding letters of credit. As of June 30, 1998, the Company is paying Libor plus 2.00% on a sixty day Libor loan for $25,469,605 and a thirty day Libor loan for $4,500,000, and prime on $619,000.

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

         The Company has granted to the Banks liens on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and gas properties. The $100 million Revolver requires, among other things, a cash flow coverage ratio of
1.25 to 1.00 and a current ratio, excluding current maturities of the $100 million Revolver and the current receivable from BCEG, of 0.9 to 1.00, determined on a quarterly basis.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997
                                   (Unaudited)

(4)      LONG-TERM DEBT (concluded)

         The $100 million Revolver includes other covenants prohibiting cash dividends, distributions, loans, advances to third parties in excess of $100,000, or sales of assets greater than 10% of the aggregate net present value of the oil and gas properties in the borrowing base. As of June 30, 1998 the Company was not in violation of any covenants of the $100 million Revolver.

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

(6)      SERIES B PREFERRED STOCK

         In connection with the merger with Shore Oil Company, effective June 30, 1997, the Company issued 266,667 shares of Series B Preferred Stock ("Series B"). The Series B is nonvoting and pays no dividends. The Series B has a liquidation value of $7.50 per share and was junior to the Series A Preferred. For a period of sixty-six months subsequent to June 30, 1997 any holder of the Series B may convert all or any portion of Series B shares into Company Common Stock ("Common") at a ratio of one share of Common for each Series B share, or at any time on or after January 1, 1998, the holders may convert a portion of their Series B shares based on a conversion method whereby a number of convertible Series B shares are exchanged using the Alternative Conversion Factor, which is calculated as the increase in value of approximately 40,000 net mineral acres in South Louisiana owned by the Company at the end of the year divided by $8 million.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997
                                   (Unaudited)

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

On January 13, 1998, the Board of Directors granted options, with an exercise price of $5.75 per share, to acquire 232,000 shares of Company common stock to certain employees and directors. On May 30, 1997, the Board of Directors granted options, with an exercise price of $7.75 per share, to acquire 85,000 shares of Company common stock to certain key employees. On February 6, 1997, the Board of Directors granted options, with an exercise price of $6.00 per share, to acquire 210,000 shares of Company common stock to key employees and non-employee directors. On May 31, 1996, the Board of Directors granted options, with an exercise price of $2.50 per share, to acquire 125,000 shares of Company common stock to key employees and non-employee directors. All of the options were granted under the 1995 Stock Option and Stock Appreciation Rights Plan at fair market value and will expire ten years from date of grant if not exercised.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997
                                   (Unaudited)

(8) INCOME TAXES

   The Company's income tax benefit for continuing operations consists of the following:

                                       Six Months Ended
                                      June 30      June 30
                                        1998         1997
                                        ----         ----
     Current                        $    -          $   -
     Deferred                        (1,071,867)        -
                                     -----------     ----

     Total                          $(1,071,867)    $   -
                                     ===========     ====


   The Company's net deferred tax liability at June 30, 1998 and December 31, 1997 are as follows:

                                    June 30         December 31
                                      1998              1997
                                      ----              ----
Deferred tax liability
  Oil and gas properties          $ 5,478,845      $ 5,906,070
Deferred tax asset
  NOL carryforward                 (1,727,959)      (1,083,324)
  AMT tax credit carryforward         (36,482)         (36,482)
  Other                                (5,736)          (5,736)
                                  -----------      -----------
                                   (1,770,177)      (1,125,542)

Valuation allowance                      --               --
                                  -----------      -----------
Net deferred tax liability        $ 3,708,668      $ 4,780,528
                                  ===========      ===========



         As of December 31, 1997, the Company had net operating loss carryforwards of approximately $3,186,247 expiring in the years 2009 through 2011.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997
                                   (Unaudited)

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

         As of June 30, 1998 the Company had $1,350,432 of irrevocable standby letters of credit due to expire on June 30, 1999.

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

(10)     SUBSEQUENT EVENTS

         On July 17, 1998, the Securities and Exchange Commission declared effective a registration statement filed under the Securities Act of 1933 for the merger of Enex Resources Corporation ("Enex") into the Company. The special meeting of the stockholders of Enex will be held on August 20, 1998. The Company intends to issue approximately 835,920 shares of common stock for the 20.8% of Enex that the Company does not own.

         On August 12, 1998 the Company received gross proceeds of approximately $2,528,000 for various non-strategic properties that were auctioned by Oil & Gas Asset Clearinghouse. The Company also sold certain other properties in private sales in July and August for gross proceeds of $1,195,000. A portion of the gross proceeds from these sales is being applied to the debt outstanding on the $100 million Revolver.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Liquidity and Capital Resources

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Cash flow from operating activities for the current period of $1,133,000 decreased $159,000 over the comparable period. The decrease in cash flow was due primarily to higher G&G expenses and higher G&A expenses offset by increases in cash flow from oil and gas and working capital changes. Cash flow from oil and gas properties increased $1,133,000 over the comparable period. Oil and gas prices decreased 38% and 9%, respectively, while oil and gas production increased 174% and 149%, respectively. The change in working capital increased cash flow by $859,000 over the comparable period. The change in working capital was caused principally by timing differences in the payment of expenses and receipt of revenues. The cash flow to debt coverage ratio of 1.71 is greater than the 1.25 required under the $100 million Revolver agreement. The Company made $381,000 of required principal payments under the $100 million Revolver in the current period. The Company also made a principal payment of $1,500,000 on the $100 million Revolver ten days after the close of the Enex tender offer.

         Additions to oil and gas properties were higher than the comparable period due primarily to the increased drilling activity. The amount spent on acquisitions is higher due to the Enex Acquisition that closed March 27, 1998 and the Service Acquisition that closed April 16, 1998. The Company acquired approximately 79% of Enex common stock for cash in a tender offer that closed March 27, 1998. The Company also acquired substantially all of the oil and gas assets of Service Drilling for cash and common stock. The increase in the amount of cash used for debt payments was due to the replacing of the $50 million Convertible Loan, with a principal balance of $10,956,000, with the $100 million Revolver and principal payments of $1,881,000 on the $100 million Revolver. No monthly principal payments have been required over the period April 1, 1997 to March 31, 1998 on the Company's $6 million, $15 million and $50 million Convertible Loans. The increase in the proceeds from debt issued was due to proceeds from the $100 million Revolver which were used to replace the $50 million Convertible Loan, to finance the Enex Acquisition and to partially finance the Service Acquisition. No preferred stock was issued in the current period versus the $9 million issued under the Preferred Stock Agreement with Kaiser-Francis in the comparable period. Kaiser-Francis converted all of the Series A Preferred Stock on January 31, 1998.

         The Company's operating activities provided net cash of $1,133,000 for the current period. During this period, net cash from operations and cash on hand was used principally for acquisitions and exploratory and developmental drilling. Approximately $149,000 was spent to acquire a well in the Spivey Field. Approximately $780,000 was spent on exploratory drilling. The principal exploratory wells in the current period were the S. Highbaugh Prospect well ($199,000) and the Sherburne Prospect well ($350,000). Approximately $1,269,000 was spent on developmental drilling. The principal developmental wells drilled in the current period were the Kuehling #1 sidetrack ($529,000) in the Esther Field, several wells in the Lake Trammel Field ($172,000) and a workover on a well in the Abbeville Field ($122,000). Additional developmental drilling was done in the Convis, Custer City, Spivey and Wellman Fields. The Company spent approximately $15,960,000 on the Enex Acquisition which was financed entirely with debt proceeds from the $100 million Revolver. The Company spent approximately $6,500,000, excluding post-closing adjustments, on the cash portion of the Service Acquisition, $1,000,000 from cash on hand and the remainder with proceeds from the $100 million Revolver. Amounts spent on debt retirement consisted principally of the replacement of the $50 million convertible loan.

         The Company had current assets of $7,642,000 and current liabilities of $7,241,000, which resulted in working capital of $401,000 as of June 30, 1998. This was a decrease of $912,000 from the working capital of $1,313,000 as of December 31, 1997. Working capital decreased primarily due to the higher current maturity of long-term debt and higher accounts payable. Current assets in the current period include $1,741,000 of oil and gas properties that were sold at auction on August 12, 1998. The current maturity of long-term debt increased because the amount of debt outstanding increased in connection with the Enex and Service Acquisitions. Accounts payable increased because of the increased number of properties and increased drilling activity. The Company's current ratio of 2.33, calculated under the terms of the $100 million Revolver agreement, which excludes stockholder receivables and debt due under the $100 million Revolver, was in excess of the 0.90 to 1.00 required.

Abandonment Accruals

         In the current period the Company estimated abandonment accruals amounting to approximately $485,000. An abandonment accrual of $450,000 was made for certain properties located in Florida. These properties were acquired in the Enex Acquisition and are expected to be plugged and abandoned in the third or fourth quarter of 1998.

Minor Property Sale

         On June 18, 1998 the Company entered into an agreement with Oil and Gas Asset Clearinghouse to auction several hundred oil and gas properties owned by the Company. The auction properties include properties acquired in the Enex and Service Acquisitions. Certain non-strategic properties will be subject to minimum bid. The majority of the properties will be sold by auction with no minimum bids. Under the terms of the $100 million Revolver, when mortgaged properties are sold the borrowing base shall be reduced, and if necessary, proceeds from the sales of properties shall be applied to the debt outstanding in an amount equal to the loan value attributable to such properties sold.

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

         The $100 million Revolver provided for an initial borrowing base of $29 million. The initial borrowing base was reduced to $27.5 million within ten days after the effective date and further reduced by $275,000 per month, beginning May 1, 1998 and ending October 1, 1998. In conjunction with the Service Acquisition, the borrowing base was increased to $32,600,000 and the monthly borrowing base reductions were increased to $330,000. The borrowing base and the scheduled reduction amount shall be redetermined semi-annually by unanimous consent of the lenders beginning October 1, 1998. The principal is due at maturity, April 1, 2001. Monthly principal payments are made as required in order that the outstanding principal balance does not exceed the borrowing base. Interest is payable monthly and is calculated at the prime rate. The Company may elect to calculate interest under the Libor rate, as defined in the agreement. The Libor rate increases by (a) 2.00% if the outstanding loan balance and letters of credit are equal to or greater than 75% of the borrowing base, (b) 1.75% if the outstanding loan balance and letters of credit are less than 75% or greater than 50% of the borrowing base, (c) 1.50% if the outstanding loan balance and letters of credit are equal to or less than 50% of the borrowing base. Libor interest is payable at maturity of the Libor loan which cannot be less than thirty days.

         At June 30, 1998 the Company had $30,589,000 outstanding under the $100 million Revolver and approximately $1,350,000 of outstanding letters of credit. As of June 30, 1998, the Company is paying Libor plus 2.00% on a sixty day Libor loan for $25,470,000 and a thirty day Libor loan for $4,500,000 and prime on $619,000.

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

Series B Preferred Stock

         In connection with the Shore Merger, effective June 30, 1997, the Company issued 266,667 shares of Series B Preferred Stock ("Series B"). The Series B is nonvoting and pays no dividends. The Series B has a liquidation value of $7.50 per share and was junior to the Series A Preferred. For a period of sixty-six months subsequent to June 30, 1997 any holder of the Series B may convert all or any portion of Series B shares into Company Common Stock ("Common") at a ratio of one share of Common for each Series B share, or at any time on or after January 1, 1998, the holders may convert a portion of their Series B shares based on a conversion method whereby a number of convertible Series B shares are exchanged using the Alternative Conversion Factor, which is calculated as the increase in value of approximately 40,000 net mineral acres in South Louisiana owned by the Company at the end of the year divided by $8 million.

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

         As of June 30, 1998, no additional shares of Series B have been issued.

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

The Enex Acquisition

         On March 27, 1998, the Company acquired 1,064,032 shares of the common stock of Enex, for $15 cash per share pursuant to the Company's tender offer that began February 19, 1998. The Enex shares acquired by the Company represent 79.2% of the total outstanding Enex common stock. The Company applied the purchase method of accounting to the Enex Acquisition. The purchase price of $15,960,480 was financed with proceeds from the Company's $100 million Revolver. The Company also incurred approximately $60,934 in legal, accounting and printing expenses and issued 33,825 shares of Company common stock for finders fees to unrelated third parties.

         As part of the Enex Acquisition, the Company entered into an agreement, effective April 15, 1998, with the former president of Enex that provides for monthly payments of $20,000 until expiration of the agreement on May 18, 2002. The present value of the agreement, applying a 10% discount rate, is approximately $788,000 and is included in Other Liabilities (current and long term). The monthly payments serve as consideration for consulting, a covenant not to compete and a preferential right to purchase certain oil and gas acquisitions which the former president controls or proposes to acquire during the term of the agreement. The Company will reimburse the former president each month for reasonable and necessary business expenses incurred in connection with the performance of consulting services. The agreement survives the former president and his spouse and is nonassignable.

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

         In addition to managing and acquiring direct interests in producing oil and gas properties, Enex serves as general partner of the Enex Partnership. The Enex Partnership is a New Jersey limited partnership that was formed on June 30, 1997 from the combination of thirty-four Enex Oil and Gas Limited Partnerships. The Enex Partnership, also headquartered in Kingwood, Texas, is engaged in the oil and gas business through the ownership of various interests in oil and gas properties. Approximately 73% of Enex's estimated future net revenues from proved reserves at December 31, 1997 is attributable to its interests in the Enex Partnership and approximately 27% is attributable to the properties owned directly by the Company, after deducting the minority interest share of the Enex Partnership. As general partner, Enex has a 4.1% interest in the net revenues and gains generated by properties owned by the Enex Partnership. In addition to the general partner interest, Enex owns a 56.2% limited partner interest in the Enex Partnership.

         The Enex Partnership makes periodic cash distributions to the limited partners. The distributions for the six months ended June 30, 1998 and the years ended 1997 and 1996 were approximately $4.5 million and $2.4 million, respectively. Considering its general and limited partner interest, Enex's total interest in the Enex Partnership is approximately 57.99%. Based on the Company's 79.2% ownership of Enex, the Company has an effective ownership of the Enex Partnership of 45.9%

         Because the Company's ownership of Enex is greater than 50%, the Company's consolidated financial statements at June 30, 1998 include 100% of the accounts of Enex and the Enex Partnership. Enex consolidates 100% of the Enex Partnership on its books for financial reporting purposes because its ownership in the Enex Partnership is greater than 50%. The minority interest on the Company's books reflects the equity interest of the minority partners in Enex (20.8%) and the minority partners in the Enex Partnership (43.8%).

         On July 17, 1998, the Securities and Exchange Commission declared effective a registration statement filed under the Securities Act of 1933 for the merger of Enex into the Company. The special meeting of the stockholders of Enex will be held on August 20, 1998. The Company intends to issue approximately 835,920 shares of common stock for the 20.8% of Enex that the Company does not own. The Company has also filed a preliminary registration statement on July 31, 1998, under the Securities Act of 1933 for the acquisition of the Enex Partnership assets (the "Enex Partnership Acquisition") by the Company. The Company intends to issue common stock to the minority limited partners for the Enex Partnership Acquisition.

         The operations of Enex and the Enex Partnership for the three months ended June 30, 1998 were included in the financial statements of the Company.

Future Capital Requirements

         The Company has made and will continue to make, substantial capital expenditures for acquisition, development and exploration of oil and natural gas reserves. In fact, because the Company's principal natural gas and oil reserves are depleted by production, its success is dependent upon the results of its acquisition, development and exploration activities.

         The Company expects to incur a minimum of approximately $2,000,000 in capital expenditures over the next twelve months. The Company expects that available cash, cash flows from operations and cash proceeds from asset sales of certain non-core properties will be sufficient to fund the planned capital expenditures through 1998 in addition to funding interest and principal requirements on the $100 million Revolver. However, the Company may require additional borrowings under the $100 million Revolver or additional equity funding to raise additional capital to fund any acquisitions.

         Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production and prices received for gas and oil, there can be no assurance that the Company's capital resources will be sufficient to maintain planned levels of capital expenditures.

         At June 30, 1998, the principal outstanding under the $100 million Revolver was approximately equal to the borrowing base. Under the terms of the $100 million Revolver, the borrowing base declines $330,000 per month. Assuming no changes in the outstanding letters of credit, the Company could be required to make monthly principal payments of approximately $330,000 until the next borrowing base redetermination on October 1, 1998.

         Subsequent to determination of the current borrowing base, oil and gas prices have declined. As the Bank's judgement about oil and gas prices impacts borrowing base redeterminations, principal payments may increase or decrease upon redetermination. Funds spent on debt retirement reduce the amount of cash flow available to spend on acquisition, development and exploration activities. The Company paid $1.5 million on the $100 million Revolver on April 10, 1998 and paid an additional $330,000 in June, July and August and $51,000 in May in accordance with the $100 million Revolver agreement.

         In the future, the Company expects to close Enex and the Enex Partnership's headquarters at Kingwood and consolidate Enex and the Enex Partnership's operations at the Company's headquarters in Houston. It is expected that the Company will realize certain cost savings in the consolidation of these operations.

Current Activities
         As of August 6, 1998 two exploratory and three developmental wells were being drilled.

Year 2000 Computer Issue

The Company's management has reviewed its exposure to the Year 2000 issue.

The Company will have its accounting software Year 2000 compliant by the end of the third quarter. The Company's spreadsheet and word processing software is Year 2000 compliant.

The Company has potential Year 2000 exposure with regard to its third party relationships and services including its bank and bank accounts and other vendor and/or service providers who utilize computers. The Company has not made inquiries to all of the vendors and service/providers of its operated and non-operated oil and gas properties. The Company has no control over Year 2000 compliance implementation by these parties.

Results of Operations

   Three months ended June 30, 1998 and 1997

         For the current period, the revenues and expenses attributable to the Enex Acquisition are included for the entire period and those attributable to the Service Acquisition are included for the months of May and June. For the prior period, the revenues and expenses attributable to the Bison Merger are included for the entire period.

         Total revenues for the current period of $4,808,000 were $2,957,000 higher than the comparable period. The increase in total revenues was due principally to higher oil and gas revenues of $2,667,000. During the current period the Company collected $197,000 in lease bonus and rental income on the mineral acreage acquired in the Shore Merger.

         The increase in oil and gas revenues consisted primarily of a $1,022,000 increase in oil revenues and a $1,651,000 increase in gas revenues. The increase in oil and gas revenues was the result of higher oil and gas production. Production of oil increased 239% and production of gas increased 211%, over the comparable period. The oil production increase of 120,000 barrels and the gas production increase of 787,000 Mcf, were due primarily to the Shore Merger and the Riceville Acquisition which closed in 1997 and the Enex and Service Acquisitions which closed in 1998. During the current period, the Company sold 171,000 barrels of oil and 1,160,000 Mcf of gas, as compared to 50,000 barrels and 373,000 Mcf for the comparable period. The average price received on the gas sold in the current period of $2.07 per Mcf was 3% higher than the $2.01 per Mcf received in the comparable period. The average price received on the oil sold in 1998 of $11.34 per barrel was 38% lower than the $18.16 per barrel received in the comparable period. A reclassification of 9,000 barrels and $132,000 in oil revenues was made in the prior period. The revenues were previously recorded in gas plant revenues with no volumes associated with the revenues.

         Total expenses increased $3,892,000 over the comparable period. Due to the growth of the Company over the last twelve months, all categories of expenses increased except G&G costs and dryhole costs.

         Lease operating expenses increased $1,743,000. The increase was due principally to the additional expenses on the properties acquired in the Shore Merger which closed in 1997 and the Enex and Service Acquisitions which closed in 1998.

         Geological and geophysical expenses ("G&G expenses") decreased by $69,000. In the current period, the Company spent approximately $42,000 in G&G expenses on the Hawkins Ranch Prospect versus $111,000 spent on the Reflection Ridge Prospect in the comparable period.

         Depletion and depreciation expense increased $1,331,000. Depletion was higher due to depletion on properties acquired in the Shore Merger and the Riceville Acquisition, which closed in 1997, and the Enex and Service Acquisitions, which closed in 1998.

         During the current period, dryhole expenses decreased by $215,000, resulting in a credit of $162,000. The reason for the credit was additional revisions on the Middle Bay Oil #1 amounting to $166,000.

         Interest expense increased $433,000, due primarily to a higher loan balance.

         Stock compensation expense increased $33,700 due to the vesting of the restricted stock granted to certain Company employees in February 1997.

         General and administrative expenses ("G&A") increased $635,000. The increase in G&A consists primarily of a $227,000 increase in salaries and increases of $71,000 in rent, $62,000 in office expense, $38,000 increase in contract labor and $77,000 in engineering and legal expenses. The increase in salary expense was due to increases in salaries of existing employees, salaries of new employees and salaries associated with employees added in the Bison and Shore Mergers. For the current period, the Company had twenty full-time executive and clerical employees. Eight employees were added through the Bison and Shore mergers and the Company hired six employees and one resigned. The increase in rent is due to the Company previously owning its office in Mobile, Alabama versus renting office space since the Company's move to Houston in November 1997. The increases in other G&A expenses are due to the increase in the general activity of the Company's business.

         The Company reported an operating loss before minority interest of $1,159,000 for the current period versus an operating loss of $223,000 for the comparable period. Due to the Enex Acquisition, the Company records a minority interest on its income statement to remove the net income or loss attributable to the minority interest holders of Enex. In the current period the minority interest reduced the operating loss by $149,000.

         The Company reported a deferred income tax benefit of $344,000 in the current period. No deferred taxes were recorded in the comparable period.

         The Company reported a net loss of $666,000 for the current period versus a net loss of $223,000 for the comparable period. After considering the preferred stock dividend requirement of $141,000 in the comparable period, the Company reported a net loss available to common stockholders in the current and comparable periods of $666,000 and $365,000, respectively.

Six months ended June 30, 1998 and 1997

         For the current period, the revenues and expenses attributable to the Enex Acquisition are included for the period April through June those attributable to the Service Acquisition are included for the months of May and June. For the prior period, the revenues and expenses attributable to the Bison Merger are included for the period March through June.

         Total revenues for the current period of $7,565,000 were $3,812,000 higher than the comparable period. The increase in total revenues was due principally to higher oil and gas revenues of $3,423,000. During the current period the Company collected $197,000 in lease bonus and rental income on the mineral acreage acquired in the Shore Merger. Other revenues in the current period increased $187,000.

         The increase in oil and gas revenues consisted primarily of a $1,342,000 increase in oil revenues and a $2,001,000 increase in gas revenues. The increase in oil and gas revenues was the result of higher oil and gas production. Production of oil increased 174% and production of gas increased 149%, over the comparable period. The oil production increase of 168,000 barrels and the gas production increase of 1,006,000 Mcf, were due primarily to the Bison and Shore Mergers and the Riceville Acquisition which closed in 1997 and the Enex and Service Acquisitions which closed in 1998. During the current period, the Company sold 264,000 barrels of oil and 1,681,000 Mcf of gas, as compared to 97,000 barrels and 676,000 Mcf for the comparable period. The average price received on the gas sold in the current period of $2.13 per Mcf was 9% lower than the $2.35 per Mcf received in the comparable period. The average price received on the oil sold in 1998 of $12.26 per barrel was 38% lower than the $19.64 per barrel received in the comparable period. A reclassification of 12,000 barrels and $176,000 in oil revenues was made in the prior period. The revenues were previously recorded in gas plant revenues with no volumes associated with the revenues.

         Total expenses increased $6,930,000 over the comparable period. Due to the growth of the Company over the last twelve months, all categories of expenses increased.

         Lease operating expenses increased $2,288,000. The increase was due principally to the additional expenses on the properties acquired in the Bison and Shore Mergers which closed in 1997 and the Enex and Service Acquisitions which closed in 1998.

         Geological and geophysical expenses ("G&G expenses") increased by $673,000. In the current period, the Company spent approximately $740,000 in G&G expenses on the Hawkins Ranch Prospect versus approximately $111,000 on the Reflection Ridge Prospect in the comparable period.

         Depletion and depreciation expense increased $1,970,000. Depletion was higher due to depletion on properties acquired in the Bison and Shore Mergers and the Riceville Acquisition, which closed in 1997, and the Enex and Service Acquisitions, which closed in 1998.

         During the current period, dryhole expenses increased by $72,000. In the current period the dryhole expense of $307,000 consisted principally of $199,000 for the dryhole on the South Highbaugh Prospect and additional dryhole expenses of $102,000 on two dryholes on the Reflection Ridge Prospect. The net dryhole expense on the Middle Bay Oil #1 for the current period was a credit of $36,000 because of the actual dryhole cost being less than the estimated dryhole cost. The Reflection Ridge wells and the Middle Bay Oil Co. #1 were drilled and abandoned in the fourth quarter of 1997. Dryhole expenses in the comparable period consisted principally of costs through the Brigham Agreement.

         Interest expense increased $553,000, due primarily to a higher loan balance.

         Stock compensation expense increased $67,000 due to the vesting of the restricted stock granted to certain Company employees in February 1997.

         General and administrative expenses ("G&A") increased $1,306,000. The increase in G&A consists primarily of a $393,000 increase in salaries, $132,000 in performance bonuses for the previous year and an increase of $305,000 in engineering, accounting and legal expenses and an increase in rent expense of $89,000 and office expense of $99,000. The increase in salary expense was due to increases in salaries of existing employees, salaries of new employees and salaries associated with employees added in the Bison and Shore Mergers. For the current period, the Company had twenty full-time executive and clerical employees. Eight employees were added through the Bison and Shore mergers and the Company hired six employees and one resigned. The increase in rent is due to the Company previously owning its office in Mobile, Alabama versus renting office space since the Company's move to Houston in November 1997. The increases in other G&A expenses are due to the increase in the general activity of the Company's business.

         The Company reported an operating loss before minority interest of $3,301,000 for current period versus an operating loss of $183,000 for the comparable period. Due to the Enex Acquisition, the Company records a minority interest on its income statement to remove the net income or loss attributable to the minority interest holders of Enex. In the current period the minority interest reduced the operating loss by $149,000.

         The Company reported a deferred income tax benefit of $1,072,000 in the current period. No deferred taxes were recorded in the comparable period.

         The Company reported a net loss of $2,081,000 for the current period versus a net loss of $183,000 for the comparable period. After considering the preferred stock dividend requirement of $68,000 in the current period versus $204,000 in the comparable period, the Company reported a net loss available to common stockholders in the current and comparable periods of $2,149,000 and $387,000, respectively.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         On May 12, 1998 a proxy was mailed to shareholders of record on April 10, 1998 soliciting their vote at the Annual Meeting of Shareholders of the Company on June 18, 1998. The following matters were submitted to a vote of shareholders (Shares Eligible to Vote on All Matters: 7,830,766):

1.       Election of Directors

         Messrs. Edward P. Turner, Jr., John J. Bassett, Frank E. Bolling, Jr., C.J. Lett, III, Stephen W. Herod, Alvin V. Shoemaker and Gary R. Christopher were elected to serve on the Board of Directors until the next Annual Meeting of Shareholders.

                                For      Without Authority
               All Nominees  7,158,472        567

2. Amendment to increase the authorized capital stock of the Company from 10,000,000 to 20,000,000 shares of common stock and from 5,000,000 to 10,000,000 shares preferred stock.

         The increase in the authorized capital stock of the Company to 20,000,000 common shares and 10,000,000 preferred shares was approved.

                            For     Against   Abstain
                         6,583,466  11,911       --

3. Amendment to increase to 1,500,000 shares the number of shares of common stock available to option under the 1995 Stock Option and Stock Appreciation Rights Plan.

         The increase in the number of shares under the 1995 Stock Option and Stock Appreciation Rights Plan to 1,500,000 common shares was approved.

                            For     Against  Abstain
                         6,579,089  16,186      102

4.       Ratification of Auditors

         KPMG Peat Marwick, LLP was approved as the Company's independent accountants for 1998 and 1999.

                            For     Against  Abstain
                         7,157,988  1,015       --

Item 6. Exhibits and Reports on Form 8-K

        (a) 27 - Financial Data Schedule (for SEC use only).

        (b) On May 4, 1998, the Company filed a report on Form 8-K under Item 2 and Item 7 describing the Company's Assets Purchase Agreement with Service Drilling Co., LLC whereby the Company would acquire substantially all of the oil and gas assets of Service Drilling Co., LLC.

            On May 6, 1998, the Company filed a report on Form 8-K under Item 2 describing the Company's acquisition of 1,064,032 shares of the common stock of Enex Resources Corporation.

            On May 6, 1998, the Company filed a report on Form 8-K/A, as an amendment to the original 8-K filed May 4, 1998, under Item 2 describing the Company's Assets Purchase Agreement with Service Drilling Co., LLC whereby the Company would acquire substantially all of the oil and gas assets of Service Drilling Co., LLC

            On June 10, 1998, the Company filed a report on Form 8-K/A, as an amendment to the original 8-K filed May 6, 1998, under Item 7 providing the financial statements, pro forma information and exhibits describing the Company's acquisition of 1,064,032 shares of the common stock of Enex Resources Corporation.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MIDDLE BAY OIL COMPANY, INC.
                                  (Registrant)

Date:  August 14, 1998                    By:  /s/ Frank C. Turner II
                                               -----------------------
                                               Frank C. Turner II
                                               Vice-President and
                                               Chief Financial Officer