Form 10KSB40/A
period 1997-12-31
MIDDLE BAY OIL CO INC
filed 1998-10-16
CIK 903267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A


                               AMENDMENT NO. 2 TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

================================================================================



This Amendment No. 2 on form 10-KSB/A contains expanded disclosure relating to the prior issuance and conversion of Series "A" Preferred Stock. No other information in the Report has been amended.

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


                  On September 4, 1996, the Company entered into a stock purchase agreement ("the Preferred Stock Agreement") with Kaiser Francis Oil Company ("Kaiser-Francis") whereby Kaiser-Francis agreed to purchase 1,666,667 shares of Series A Preferred Stock (the "Series A") at $6.00 per share, for a total investment of $10,000,000. On January 31, 1998, Kaiser-Francis converted 100% of the Series A shares into 3,333,334 common shares of the Company. Prior to their conversion to common stock, the Series A were nonvoting and accrued dividends at 8% per annum, payable quarterly in cash, and were convertible at any time into two shares of common stock for each Series A share held prior to January 1, 1998. The conversion rate decreased thereafter at 8% per annum. Kaiser-Francis is a privately-held company whose majority shareholder is George B. Kaiser.

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

         3.4                       Articles of Amendment to Articles of Incorporation
                                   designating preferences and rights of Series B
                                   Preferred Stock(5)                                          N/A

         3.5                       Bylaws(1)                                                   N/A

        10.1                       Executive Employment Agreement for John J. Bassett
                                   dated January 30, 1997.(7)                                  N/A

        10.2                       Executive Employment Agreement for Robert W. Hammons
                                   dated January 30, 1997.(7)                                  N/A

        10.3                       Executive Employment Agreement for Steve W. Herod dated
                                   July 1, 1997.(7)                                            N/A

        11.1                       Statement of Computation of Per-Share Earnings(7)

        21.1                       Subsidiaries of the Company(7)                              N/A

     (b)  Reports on Form 8-K

          None.



(1)  Incorporated by reference to Exhibits to Registration Statement on Form
     S-4 filed October 4, 1993.
(2) Incorporated by reference to Exhibits to definitive Proxy Statement filed February 15, 1995.
(3) Incorporated by reference to Exhibits to definitive Proxy Statement filed May 11, 1995.
(4)  Incorporated by reference to Exhibits to Form 8-K filed September 19, 1996.
(5)  Incorporated by reference to Exhibits to Form 8-K filed July 3, 1997.
(6)  Incorporated by reference to Exhibits to Form 8-K filed February 25, 1997.
(7)  Incorporated by reference to Exhibits to Form 10KSB/A filed May 15, 1998.

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

October 16, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          October 16, 1998                       /s/ John J. Bassett
------------------------------------      -------------------------------------
               Date                                  John J. Bassett
                                           Director, President Chief Executive
                                                    Operating Officer

          October 16, 1998                        /s/ C. J. Lett, III
------------------------------------      -------------------------------------
               Date                                  C. J. Lett, III
                                               Executive Vice President and
                                                         Director

          October 16, 1998                       /s/ Stephen W. Herod
------------------------------------      -------------------------------------
               Date                                  Stephen W. Herod
                                               Vice President and Director

          October 16, 1998                     /s/ Edward P. Turner, Jr.
------------------------------------      -------------------------------------
               Date                               Edward P. Turner, Jr.
                                                         Director

          October 16, 1998                     /s/ Frank E. Bolling, Jr.
------------------------------------      -------------------------------------
               Date                               Frank E. Bolling, Jr.
                                                         Director

          October 16, 1998                     /s/ Gary R. Christopher
------------------------------------      -------------------------------------
               Date                                Gary R. Christopher
                                                         Director

          October 16, 1998                      /s/ Alvin V. Shoemaker
------------------------------------      -------------------------------------
               Date                                 Alvin V. Shoemaker
                                                         Director