Form 10QSB
period 1998-09-30
MIDDLE BAY OIL CO INC
filed 1998-11-18
CIK 903267

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

                  Common stock, $.02 par value
                  8,530,592 shares as of October 31, 1998

Transitional Small Business Disclosure Format (check one)
                       Yes [ ]  No [X]

                          MIDDLE BAY OIL COMPANY, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            -----
PART I.  CONSOLIDATED FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets (Unaudited)-
      September 30, 1998 and December 31, 1997 ...........................     1
   Consolidated Statements of Operations (Unaudited)-
      Nine months ended September 30, 1998 and 1997 ......................     2
   Consolidated Statements of Cash Flows (Unaudited)-
      Nine months ended September 30, 1998 and 1997 ......................     3
   Notes to Consolidated Financial Statements (Unaudited).................     4

  Item 2.  Management's Discussion and Analysis
            Of Financial Condition and Results of Operation ..............    19

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................    33

PART I- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

                                                                               (UNAUDITED)             (AUDITED)
                                                                                  SEPT 30              DECEMBER 31
                                                                                   1998                    1997
                                                                               ------------           ------------
ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                    $  2,288,537           $  1,587,184
  NOTES AND ACCOUNTS RECEIVABLE- TRADE                                            2,731,919              2,352,679
 ACCOUNTS RECEIVABLE-INSURANCE CLAIM                                              1,403,736                      -
  OTHER CURRENT ASSETS                                                              166,329                 57,726
  ASSETS HELD FOR RESALE                                                            206,466                206,464
                                                                               ------------           ------------
    TOTAL CURRENT ASSETS                                                          6,796,987              4,204,053

NON-CURRENT ASSETS
  NOTES RECEIVABLE- STOCKHOLDER                                                     171,377                166,165

PROPERTY (AT COST)
  OIL AND GAS (SUCCESSFUL EFFORTS METHOD)                                        90,222,235             62,685,623
  FURNITURE, FIXTURES AND OTHER                                                     798,020                822,806
                                                                               ------------           ------------
                                                                                 91,020,255             63,508,429
ACCUMULATED DEPRECIATION AND DEPLETION                                          (32,863,730)           (30,636,202)
                                                                               ------------           ------------
                                                                                 58,156,525             32,872,227
OTHER ASSETS                                                                        528,690                 10,127
                                                                               ------------           ------------
TOTAL ASSETS                                                                   $ 65,653,579           $ 37,252,572
                                                                               ------------           ------------
                                                                               ------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITY OF LONG-TERM DEBT                                           $  2,378,580           $  1,375,537
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                           3,853,279              1,176,680
  OIL AND GAS REVENUE PAYABLE                                                       373,864                308,981
  OTHER CURRENT LIABILITIES                                                         309,328                 29,737
                                                                               ------------           ------------
TOTAL CURRENT LIABILITIES                                                         6,915,051              2,890,935

LONG-TERM DEBT                                                                   25,204,567              9,714,713
DEFERRED INCOME TAXES                                                             3,509,441              4,780,528
OTHER LIABILITIES                                                                   480,291                      -
MINORITY INTEREST                                                                 6,821,864                      -

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $0.02 PAR, 10,000,000 and 5,000,000 AUTHORIZED AT
     SEPTEMBER 30, 1998 AND DECEMBER 31, 1997, RESPECTIVELY,
      WITH 1,933,334 DESIGNATED, NONE ISSUED                                              -                      -
 CUMULATIVE CONVERTIBLE SERIES A 8% PREFERRED STOCK,
     $6.00 STATED VALUE, 1,666,667 DESIGNATED, NO SHARES OUTSTANDING
     AT SEPTEMBER 30, 1998. 166,667 SHARES ISSUED AND OUTSTANDING AT
     DECEMBER 31, 1997.  $10,000,000 AGGREGATE LIQUIDATION PREFERENCE                     -             10,000,000
 CONVERTIBLE PREFERRED STOCK SERIES B, $7.50 STATED VALUE,
    266,667 SHARES ISSUED AND OUTSTANDING AT SEPTEMBER 30, 1998 AND
    DECEMBER 31, 1997. $2,000,000 AGGREGATE LIQUIDATION PREFERENCE                3,627,000              3,627,000
 COMMON STOCK, $.02 PAR VALUE, 20,000,000 AND 10,0000 AUTHORIZED,
   8,552,364 and 1,880,917 SHARES ISSUED AND OUTSTANDING AT
    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997, RESPECTIVELY                          171,047                 90,392
  PAID-IN-CAPITAL                                                                38,272,127             23,029,299
  UNEARNED STOCK COMPENSATION                                                             -                (67,500)
  ACCUMULATED DEFICIT                                                           (19,279,769)           (16,744,755)
  LESS COST OF TREASURY STOCK; 21,773 SHARES                                        (68,040)               (68,040)
                                                                               ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                       22,722,365             19,866,396

COMMITMENTS AND CONTINGENCIES
                                                                               ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 65,653,579           $ 37,252,572
                                                                               ------------           ------------
                                                                               ------------           ------------

See accompanying notes to consolidated financial statements.

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPT 30        SEPT 30              SEPT 30         SEPT 30
                                                        1998           1997                  1998            1997
                                                     ----------      ----------          -----------      ----------
REVENUE
  OIL AND GAS SALES AND PLANT INCOME                 $3,961,442      $3,219,377          $11,078,360      $6,913,475
  GAIN ON SALE OF PROPERTY                            1,518,139               -            1,527,207           3,867
  LEASE BONUS & DELAY RENTAL INCOME                      20,333         890,010              217,404         890,010
  OTHER                                                 194,846          39,201              436,783          94,022
                                                     ----------      ----------          -----------      ----------
TOTAL REVENUE                                         5,694,760       4,148,588           13,259,754       7,901,374
                                                     ----------      ----------          -----------      ----------
COSTS AND EXPENSES
  WELL OPERATING                                      1,934,203       1,144,629            5,539,218       2,461,310
  GEOLOGICAL AND GEOPHYSICAL                            139,303          16,254              927,418         131,445
  DEPRECIATION, DEPLETION AND
   AMORTIZATION                                       1,945,110       1,552,642            4,970,052       2,607,459
 IMPAIRMENT EXPENSE                                     492,000               -              492,000               -
  DRYHOLE                                                24,141         210,414              331,405         446,133
  INTEREST                                              615,792         218,553            1,428,633         478,296
  STOCK COMPENSATION                                          -         101,250               67,500         101,250
  GENERAL AND ADMINISTRATIVE                            975,435         651,202            3,235,988       1,604,902
                                                     ----------      ----------          -----------      ----------
TOTAL EXPENSES                                        6,125,984       3,894,944           16,992,214       7,830,795

INCOME (LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                                     (431,224)        253,644           (3,732,460)         70,579

MINORITY INTEREST                                       154,209               -                5,523               -
                                                     ----------      ----------          -----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES                      (585,433)        253,644           (3,737,983)         70,579

INCOME TAX BENEFIT                                     (199,047)              -           (1,270,914)              -
                                                     ----------      ----------          -----------      ----------
NET INCOME (LOSS)                                      (386,386)        253,644           (2,467,069)         70,579

DIVIDENDS TO PREFERRED STOCKHOLDERS                           -         204,444               67,945         408,889
                                                     ----------      ----------          -----------      ----------
NET INCOME (LOSS) AVAILABLE TO STOCKHOLDERS           ($386,386)     $   49,200          ($2,535,014)      ($338,310)
                                                     ----------      ----------          -----------      ----------
                                                     ----------      ----------          -----------      ----------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
   Basic                                              8,530,592       4,457,531            7,889,947       3,033,236
                                                     ----------      ----------          -----------      ----------
                                                     ----------      ----------          -----------      ----------
   Diluted                                            8,530,592       4,457,531            7,889,947       3,033,236
                                                     ----------      ----------          -----------      ----------
                                                     ----------      ----------          -----------      ----------
NET INCOME (LOSS) PER COMMON SHARE
   Basic                                                 ($0.05)          $0.01               ($0.32)         ($0.11)
                                                     ----------      ----------          -----------      ----------
                                                     ----------      ----------          -----------      ----------
   Diluted                                               ($0.05)          $0.01               ($0.32)         ($0.11)
                                                     ----------      ----------          -----------      ----------
                                                     ----------      ----------          -----------      ----------

See accompanying notes to consolidated financial statements.

MIDDLE BAY OIL COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED  (UNAUDITED)

                                                                        SEPT 30                 SEPT 30
                                                                          1998                    1997
                                                                      ------------           ------------
OPERATING ACTIVITIES
NET INCOME (LOSS)                                                      ($2,467,069)               $70,579
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  DEPLETION, DEPRECIATION AND AMORTIZATION                               4,970,052              2,607,459
  IMPAIRMENT EXPENSE                                                       492,000                      -
  DRYHOLE COSTS                                                            331,405                446,133
  STOCK COMPENSATION EXPENSE                                                67,500                101,250
  GAIN ON SALE OF PROPERTIES                                            (1,527,207)                     -
  DEFERRED INCOME TAX BENEFIT                                           (1,270,914)                     -
  MINORITY INTEREST                                                          5,523                      -
CHANGES IN CURRENT ASSETS AND LIABILITIES EXCLUDING
EFFECTS OF BUSINESS ACQUISITIONS:
  ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS                            (588,159)               471,535
  ACCOUNTS PAYABLE, OIL AND GAS REVENUE PAYABLE,
  AND OTHER CURRENT LIABILITIES                                          2,080,921               (665,497)
OTHER CHARGES (CREDITS)                                                    (34,680)              (163,658)
                                                                      ------------           ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                2,059,372              2,867,801

INVESTING ACTIVITIES
  PROCEEDS FROM SALES OF PROPERTIES                                      4,707,497              1,445,890
  ADDITIONS TO OIL AND GAS PROPERTIES                                   (3,305,635)            (6,709,441)
  ACQUISITION OF BISON ENERGY CORPORATION, NET OF
     CASH ACQUIRED OF $994,367                                                   -             (7,139,914)
  ACQUISITION OF SHORE OIL COMPANY, NET OF
     CASH ACQUIRED OF $2,057,467                                                 -               (514,299)
  ACQUISITION OF ENEX RESOURCES CORPORATION, NET OF
     CASH ACQUIRED OF $4,698,211                                       (11,329,203)                     -
  ACQUISITION OF ASSETS OF SERVICE DRILLING CO                          (6,337,689)                     -
  FURNITURE, FIXTURES AND OTHER ASSETS                                    (492,129)               (70,288)
  ADVANCES TO STOCKHOLDER                                                   (5,211)                (4,971)
                                                                      ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                                  (16,762,370)           (12,993,023)

FINANCING ACTIVITIES
  PROCEEDS FROM COMMON STOCK ISSUED                                              -                195,775
  PROCEEDS FROM PREFERRED STOCK ISSUED                                           -              9,000,000
  PROCEEDS FROM DEBT ISSUED                                             32,469,604              5,769,702
  PRINCIPAL PAYMENTS ON DEBT                                           (15,976,432)            (2,495,638)
  PREFERRED STOCK DIVIDENDS                                                (67,945)              (408,889)
  PARTNERSHIP DISTRIBUTIONS                                               (778,501)                     -
  OTHER                                                                   (242,375)                     -
                                                                      ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               15,404,351             12,060,950

NET INCREASE IN CASH                                                       701,353              1,935,728
CASH- BEGINNING                                                          1,587,184                556,026
                                                                      ------------           ------------
CASH- ENDING                                                          $  2,288,537           $  2,491,754
                                                                      ------------           ------------
                                                                      ------------           ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   INTEREST PAID IN CASH                                              $  1,252,539           $    478,296
                                                                      ------------           ------------
                                                                      ------------           ------------
   CONVERSION OF SERIES A PREFERRED STOCK                             $ 10,000,000                      -
                                                                      ------------           ------------
                                                                      ------------           ------------
    COMMON STOCK ISSUED AS FINDERS' FEE
      IN ENEX RESOURCES CORP. TENDER OFFER                            $    245,231                      -
                                                                      ------------           ------------
                                                                      ------------           ------------
    COMMON STOCK ISSUED IN ACQUISITION OF ASSETS
      FROM SERVICE DRILLING CO., LLC                                  $  5,078,250                      -
                                                                      ------------           ------------
                                                                      ------------           ------------
    COMMON STOCK ISSUED IN ACQUISITION OF
      BISON ENERGY CORPORATION                                                   -           $  3,330,559
                                                                      ------------           ------------
                                                                      ------------           ------------
    COMMON STOCK ISSUED IN ACQUISITION OF
      SHORE OIL COMPANY                                                          -           $ 12,976,164
                                                                      ------------           ------------
                                                                      ------------           ------------
    PREFERRED STOCK-SERIES B ISSUED IN ACQUISITION OF
      SHORE OIL COMPANY                                                          -           $  3,627,000
                                                                      ------------           ------------
                                                                      ------------           ------------
    DEBT ASSUMED IN ACQUISITION OF SHORE OIL COMPANY                             -           $  2,105,000
                                                                      ------------           ------------
                                                                      ------------           ------------

See accompanying notes to consolidated financial statements.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

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

     BASIS OF PRESENTATION

        In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 1998 and December 31, 1997 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 1998 and 1997.

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

     Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Middle Bay Production Company (formerly Bison Production Company), Enex Resources Corporation (Enex), a 79.20% owned subsidiary and Enex Consolidated Partners, L.P. (Enex Partnership), a limited partnership of which Enex owns greater than a 50% interest. The equity of minority interests in Enex and the Enex Partnership is shown in the consolidated statements as "minority interest". Significant intercompany accounts and transactions are eliminated in consolidation.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

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

     Site Restoration, Dismantlement & Abandonment Costs

        Site restoration, dismantlement and abandonment costs (P&A costs) include costs associated with dismantling and disposing of the facilities and equipment required to operate a well and restoring the well site to specified conditions. The Company develops specific estimates of its P&A costs based on consultations with its engineers and reevaluates such estimates quarterly. Estimated future P&A costs are accrued on a unit-of-production method based on proved reserves. As of September 30, 1998 approximately $485,000 of P&A costs has been accrued. The P&A costs accrued at December 31, 1997 were immaterial.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

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

        The impairment expense in the current period of $492,000 was due to an unsuccessful recompletion attempt on the Goldberg #2 well in the Abbeville Field located in Vermillion Parish, Louisiana. The reserves had been classified as proved behind pipe.

     Other Property and Equipment

        Other property and equipment are stated at cost and depreciation is computed over appropriate lives ranging from five to seven years. Additions and betterments, which provide benefits to several periods, are capitalized.

     Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are determined by applying enacted statutory tax rates applicable to future years to the difference between the financial statement and tax basis of assets and liabilities.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

     Earnings Per Share

        Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share, and requires, among other things, dual presentations of basic and diluted earnings per share on the face of the statement of operations. In accordance with SFAS No. 128, earnings per share and weighted average shares outstanding have been restated to conform to this statement for all periods presented. A weighted average of 330,297 and 288,535 common stock equivalents are not considered in the 1998 calculation of diluted earnings per share for the nine month and three month periods ending September 30, respectively, due to the net loss recorded during these periods.

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

                               September 30, 1998
                                   (Unaudited)

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

        The cost of acquiring BEC was approximately $10 million, consisting of the following (in thousands):

            Estimated fair value of 605,556 shares
             of common stock issued ....................... $ 3,330
            Cash on hand ..................................   6,654
            Other legal and accounting expenses ...........      35
                                                            -------
                                                            $10,019
                                                            -------
                                                            -------

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

        The allocation of the purchase price is summarized as follows: (in thousands)

            Working capital ....................  $    714
            Oil and gas properties .............    13,268
            Yard Inventory and equipment .......       465
            Deferred income taxes ..............    (4,428)
                                                  --------
                                                  $ 10,019
                                                  --------
                                                  --------

        The price paid for BEC and the allocation of the purchase price, both detailed above, excludes the $1,445,890 allocated to non-oil and gas assets that were purchased in the merger and sold on March 3, 1997 for $1,445,890.

        On September 30, 1997, the Company completed the acquisition of Shore Oil Company ("Shore"). The transaction consisted of a merger (the "Shore Merger") of Shore into Shore Acquisition Company Inc., a wholly-owned subsidiary of the Company. On September 30, 1997, Shore Acquisition Company merged into Shore and its separate corporate existence ceased. Shore was merged into the Company on January 1, 1998.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

(2)  ACQUISITIONS (continued)

        The cost of acquiring Shore was approximately $19 million, consisting of the following (in thousands):

            Estimated fair value of 1,883,333 shares
             of common stock issued ........................  $12,976
            Estimated fair value of 266,667 shares
             of Series B Preferred Stock ...................    3,627
            Cash consideration .............................    2,533
            Other legal and accounting expenses ............       38
                                                              -------
                                                              $19,174
                                                              -------
                                                              -------

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

        The allocation of the purchase price is summarized as follows: (in thousands)

            Working capital ..............  $  2,288
            Oil and gas properties
              Proved and unproved ........    20,688
            Fee minerals .................     5,495
            Debt assumed .................    (2,105)
            Deferred income taxes ........    (7,192)
                                            --------
                                            $ 19,174
                                            --------
                                            --------

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

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

(2)  ACQUISITIONS (continued)

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

        The allocation of the purchase price is summarized as follows: (in thousands)

            Working capital ..............  $  5,640
            Oil and gas properties .......    19,090
            Minority Interest ............    (7,669)
                                            --------
                                            $ 17,061
                                            --------
                                            --------

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

        On July 17, 1998, the Securities and Exchange Commission declared effective a registration statement filed under the Securities Act of 1933 for the merger of Enex into the Company (the "Enex Merger"). A special meeting of the stockholders of Enex was held on August 20, 1998 to approve the Enex Merger. Due to market conditions, the Company voted against the Enex Merger. As of September 30, 1998, the Company owns approximately 79.2% of Enex.

        The Company filed a preliminary registration statement on July 31, 1998 for the merger of the Enex Partnership into the Company (the "Enex Partnership Merger"). At September 30 the Enex Partnership Merger was not completed.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

(2)  ACQUISITIONS (concluded)

        As of September 30, 1998 the Company had capitalized approximately $313,000 in legal, accounting and other fees for preparation of the registration statements for the Enex and the Enex Partnership Mergers. Due to the postponement of the Enex Merger, the Company impaired the capitalized deal costs related to the Enex Merger by approximately $30,000.

        The following pro forma data presents the results of the Company for the nine months ended September 30, 1997 and 1998, as if the acquisitions of BEC, Shore, Enex and Service Drilling had occurred on January 1, 1997. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation and depletion related to the properties and businesses acquired, interest expense on the debt issued and the related income tax effects (in thousands, except per share amounts).

                                                                 Pro Forma
                                                             Nine months ended
                                                                September 30
                                                        ---------------------------
                                                           1998                1997
                                                        --------           --------
                                                                 (Unaudited)
            Total Revenues ...........................  $ 16,593           $ 20,949
            Net Loss Available to Stockholders .......  $ (3,374)          $   (209)
            Net Loss per Share
               Available to Stockholders .............  $  (0.42)          $  (0.04)

(3)  ACCOUNTS RECEIVABLE-INSURANCE CLAIM

        The Company owns a 100% working interest in the Louis Mayard #1 well located in Vermillion Parish, Louisiana. The Louis Mayard #1 (the "well") had been shut in and the Company began a recompletion attempt on or about August 6, 1998. On August 11, 1998, an attempt to kill the well was made and it was determined that the tubing and intermediate casing had failed resulting in an uncontrolled underground flow. Due to the inability of the Company to shut in the well using regular methods, special crews were called in to gain control of the well. The well was shut in on or about October 9, 1998. The costs incurred by the Company, through September 30, to gain control of the well were approximately $1,404,000. The Company has a $3.0 million control of well insurance policy that will reimburse the Company for the costs incurred to regain control of the well. On November 4 the insurance company made a partial payment to the Company of approximately $1,408,000. At September 30, the Company had recorded the estimated amount due from the insurance company in current assets as Accounts Receivable-Insurance Claim.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

(4)  RELATED PARTY TRANSACTIONS

        The Company had a note receivable, including accrued interest, from Bay City Energy Group, Inc. (BCEG), an entity controlled by certain members of the Company's management and directors, as of September 30, 1998 and December 31, 1997 in the amount of $171,377 and $166,165, respectively. The principal balance of the note accrues interest at 5% per annum and is due in full on January 1, 2001. 75,000 shares of Company common stock secure the note. During the nine months ended September 30, 1998 and 1997, BCEG did not make any payments and was not advanced any funds. Interest of $32,373 was accrued on the note at September 30, 1998.

        The Company rents office space in Wichita, Kansas from C.J. Lett III, a shareholder, officer and director of the Company. The rent is $3,000 per month for three years through February, 2000.

        The Company loaned Frank C. Turner II, Vice-President and Chief Financial Officer, $14,400 in September, 1998 to pay income taxes associated with the exercise of incentive stock options.

(5)  LONG-TERM DEBT

                                                                                          September 30         December 31
                                                                                              1998                  1997
                                                                                          -----------          -----------
Reducing revolving line of credit of up to
  $100,000,000 due April 1, 2001, secured by
  oil and gas properties                                                                  $27,454,567                   --

Convertible Loan of $50,000,000 due September 30, 1998, secured by oil and gas properties, monthly payments of interest only at Libor plus 1.75%, convertible
  into a 72 month term note on September 30, 1998                                                  --           10,956,298

Note, due 1/1/99, secured by office building, repayable in monthly installments
  of $1,511 including interest at 7 3/4%                                                      128,580              133,952
                                                                                          -----------          -----------
Total                                                                                     $27,583,147          $11,090,250

Less current maturities                                                                     2,378,580            1,375,537
                                                                                          -----------          -----------
Long-term debt excluding current maturities                                               $25,204,567          $ 9,714,713
                                                                                          -----------          -----------
                                                                                          -----------          -----------

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

(5)  LONG-TERM DEBT (continued)

        Effective March 27, 1998 the Company entered into a new reducing revolving line of credit agreement (the "$100 million Revolver") with Compass Bank, as agent and lender, and Bank of Oklahoma, as a participant lender, (collectively, the "Banks"). The $100 million Revolver provided for an initial borrowing base of $29 million. The initial borrowing base was reduced to $27.5 million ten days after the effective date and further reduced by $275,000 per month, beginning May 1, 1998 and ending October 1, 1998. In conjunction with the Service Acquisition, the borrowing base was increased to $32.6 million and the monthly borrowing base reductions were increased to $330,000. Effective October 1, 1998, the semi-annual borrowing base redetermination date, the borrowing base was calculated to be approximately $28.9 million with monthly borrowing base reductions of $250,000 beginning November 1, 1998. Effective January 1, 1999, the borrowing base determined at October 1, 1998 will be adjusted to $25.4 million if the Company is not successful in acquiring the minority interest in the Enex Partnership (the "Enex Partnership Merger"). If the Company successfully completes the Enex Partnership Merger, the borrowing base determined at October 1, 1998 will be readjusted to $33.1 million and the monthly borrowing base reduction will be increased to $290,000.

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

        At September 30, 1998 the Company had borrowed approximately $27,454,567 and had approximately $550,432 of outstanding letters of credit. As of September 30, 1998, the Company is paying Libor plus 2.00% on a sixty day Libor loan for $25,469,605 and prime on $1,984,962.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

(5)  LONG-TERM DEBT (concluded)

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

        The $100 million Revolver requires, among other things, a cash flow coverage ratio of 1.25 to 1.00 and a current ratio, excluding current maturities of the $100 million Revolver, of 0.9 to 1.00, determined on a quarterly basis. As of September 30, 1998 the Company was in violation of the cash flow covenant, with cash flow coverage of 0.66. The Company has received a waiver from the Banks for the twelve months ending September 30, 1999.

        Under the terms of the $100 million Revolver, when mortgaged properties are sold the borrowing base shall be reduced, and if necessary, proceeds from the sales of properties shall be applied to the debt outstanding in an amount equal to the loan value attributable to such properties sold. Of the total proceeds received from property sales, $2,145,000 was used to repay principal on the $100 million Revolver (See Note 11).

        The $100 million Revolver includes other covenants prohibiting cash dividends, distributions, loans, advances to third parties in excess of $100,000, or sales of assets greater than 10% of the aggregate net present value of the oil and gas properties in the borrowing base.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

(6)  SERIES A PREFERRED STOCK

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

(7)  SERIES B PREFERRED STOCK

        In connection with the merger with Shore Oil Company, effective September 30, 1997, the Company issued 266,667 shares of Series B Preferred Stock ("Series B"). The Series B is nonvoting and pays no dividends. The Series B has a liquidation value of $7.50 per share and was junior to the Series A Preferred. For a period of sixty-six months subsequent to September 30, 1997 any holder of the Series B may convert all or any portion of Series B shares into Company Common Stock ("Common") at a ratio of one share of Common for each Series B share, or at any time on or after January 1, 1998, the holders may convert a portion of their Series B shares based on a conversion method whereby a number of convertible Series B shares are exchanged using the Alternative Conversion Factor, which is calculated as the increase in value of approximately 40,000 net mineral acres in South Louisiana owned by the Company at the end of the year divided by $8 million.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

(7)  SERIES B PREFERRED STOCK (concluded)

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

(8)  COMMON STOCK

        On February 13, 1997, the Company awarded the President, Vice-President Chief Financial Officer and Vice-President Engineering stock options to acquire 100,000, 62,500 and 62,500 shares of common stock, respectively, at an exercise price of $5.50 per share. All of the options vested on the date of grant. The exercise price was equal to the fair market value of common stock on the date of grant. On the same date, the Company awarded to the President, Vice-President Chief Financial Officer and Vice-President Engineering, 25,909, 11,591 and 11,591 shares of restricted stock of the Company, respectively. The restricted stock awards are contingent on the performance of services to the Company in the future with 50% of the restricted shares being earned over the six month period July 1, 1997 to December 31, 1997 and 50% over the six month period January 1, 1998 to September 30, 1998.

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

On September 15, 1998, the Company entered into a consulting agreement with Edward K. Andrew ("Andrew") for a term of five years beginning January 1, 1999. As compensation the Company granted to Andrew a warrant to purchase 75,000 shares of common stock at a price of $5.00 per share.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

(9)  INCOME TAXES

        The Company's income tax benefit for continuing operations consists of the following:

                                     Nine Months Ended
                                 Sept 30           Sept 30
                                  1998               1997
                              -----------          ------
            Current           $         -           $   -
            Deferred           (1,270,914)              -
                              -----------          ------
            Total             $(1,270,914)          $   -
                              -----------          ------
                              -----------          ------

        The Company's net deferred tax liability at September 30, 1998 and December 31, 1997 are as follows:

                                                               Sept 30               Dec 31
                                                                1998                  1997
                                                             ----------          ------------
            Deferred tax liability
              Oil and gas properties                        $ 4,740,702           $ 5,906,070
            Deferred tax asset
              NOL carryforward                               (1,189,043)           (1,083,324)
              AMT tax credit carryforward                       (36,482)              (36,482)
              Other                                              (5,736)               (5,736)
                                                             ----------          ------------
                                                             (1,231,261)           (1,125,542)
            Valuation allowance                                       -                     -
                                                             ----------          ------------
            Net deferred tax liability                       $3,509,441          $  4,780,528
                                                             ----------          ------------
                                                             ----------          ------------



        As of December 31, 1997, the Company had net operating loss carryforwards of approximately $3,186,247 expiring in the years 2009 through 2011.

                          MIDDLE BAY OIL COMPANY, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)

(10) COMMITMENTS AND CONTINGENCIES

        The Company is obligated under the terms of certain operating leases for office space that expire over the next three years. The Company is leasing 3,000 square foot of office space for its Midcontinent office in Wichita, Kansas for $3,000 per month for three years ending February 2000. The Company is leasing 5,363 square foot of office space for its headquarters in Houston, Texas. The twenty-four month lease requires monthly lease payments of $5,791 through September 30, 1998 and $6,576 through September 30, 1999.

        As of September 30, 1998 the Company had $550,432 of irrevocable standby letters of credit due to expire on September 30, 1999.

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

(11) NON-STRATEGIC PROPERTY SALE

        On August 13, 1998 the Oil and Gas Asset Clearinghouse auctioned several hundred oil and gas properties owned by the Company. The auctioned properties included properties acquired in the Enex and Service Acquisitions. Certain non-strategic properties were subject to minimum bid. The majority of the properties were sold by auction with no minimum bids. The Company received net proceeds of $2,635,000 from the sale of properties at the auction.

        During the current period, the Company also sold certain other non-strategic oil and gas properties in private sales for gross proceeds of $1,860,000.

Item 2. Management's Discussion and Analysis or Plan of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

        Cash flow from operating activities for the current period of $2,059,000 decreased $809,000 over the comparable period. The decrease in cash flow was due primarily to higher G&G, interest and G&A expenses, offset by increases in cash flow from oil and gas and working capital changes. Cash flow from oil and gas properties increased $1,087,000 over the comparable period. Oil and gas prices decreased 37% and 10%, respectively, while oil and gas production increased 128% and 102%, respectively. The change in working capital increased cash flow by $1,816,000 over the comparable period. The change in working capital was caused principally by timing differences in the payment of expenses and receipt of revenues. The cash flow to debt coverage ratio of 0.66 is less than the 1.25 required under the $100 million Revolver agreement. The Company has received a twelve-month default waiver effective September 30, 1998. The Company made $1,370,000 of required principal payments under the $100 million Revolver in the current period. During the current period, the Company made principal payments of $2,145,000 from property sales proceeds. The Company also made a principal payment of $1,500,000 on the $100 million Revolver ten days after the close of the Enex tender offer.

        Additions to oil and gas properties were lower than the comparable period due primarily to the $3.5 million Riceville Acquisition in August 1997. The amount spent on acquisitions is higher due to the Enex Acquisition that closed March 27, 1998 and the Service Acquisition that closed April 16, 1998. The Company acquired approximately 79% of Enex common stock for cash in a tender offer that closed March 27, 1998. The Company also acquired substantially all of the oil and gas assets of Service Drilling for cash and common stock. The increase in the amount of cash used for debt payments was due to the replacing of the $50 million Convertible Loan, with a principal balance of $10,956,000 with the $100 million Revolver and principal payments of $5,015,000 on the $100 million Revolver. No monthly principal payments were required over the period April 1, 1997 to March 31, 1998 on the Company's $6 million, $15 million and $50 million Convertible Loans. The increase in the proceeds from debt issued was due to proceeds from the $100 million Revolver which were used to replace the $50 million Convertible Loan, to finance the Enex Acquisition and to partially finance the Service Acquisition. No preferred stock was issued in the current period versus the $9 million issued under the Preferred Stock Agreement with Kaiser-Francis in the comparable period. Kaiser-Francis converted all of the Series A Preferred Stock on January 31, 1998.

        The Company's operating activities provided net cash of $2,059,000 for the current period. During this period, net cash from operations, cash from property sales and cash on hand was used principally for acquisitions and exploratory and developmental drilling. Approximately $149,000 was spent to acquire a well in the Spivey Field. Approximately $171,000 was spent on leasehold and legal costs on the Hawkins Ranch Prospect. Approximately $1,038,000 was spent on exploratory drilling and approximately $1,945,000 was spent on developmental drilling. The principal exploratory wells in the current period were the S. Highbaugh Prospect ($199,000), the Galloway Prospect ($148,000) and the Sherburne Prospect ($416,000). The principal developmental wells drilled in the current period were the Kuehling #1 sidetrack ($529,000) in the Esther Field, several wells in the Lake Trammel Field ($207,000), a workover on a well in the Abbeville Field ($245,000), a workover on the Baker well in the Riceville Field ($104,000) and workovers in the Spivey ($111,000) and Wellman ($124,000) Fields. Additional developmental drilling was done in the Convis, Custer City and Loco Hills Fields. The Company spent approximately $15,960,000 on the Enex Acquisition which was financed entirely with debt proceeds from the $100 million Revolver. The Company spent approximately $6,500,000, excluding post-closing adjustments, on the cash portion of the Service Acquisition, $1,000,000 from cash on hand and the remainder with proceeds from the $100 million Revolver. Amounts spent on debt retirement consisted principally of the replacement of the $50 million convertible loan. The Company paid approximately $778,000 in cash distributions to the minority interest partners in the Enex Partnership for the six-month period ending September 30. Cash spent on furniture, fixtures and other assets consists principally of costs related to the ongoing work on the Enex and Enex Partnership mergers, computer equipment and software.

        The Company had current assets of $6,797,000 and current liabilities of $6,915,000, which resulted in working capital deficit of $118,000 as of September 30, 1998. This was a decrease of $1,431,000 from the working capital of $1,313,000 as of December 31, 1997. Working capital decreased primarily due to the higher current maturity of long-term debt and higher accounts payable. The current maturity of long-term debt increased because the amount of debt outstanding increased in connection with the Enex and Service Acquisitions. Accounts payable increased because of the increased number of properties and increased drilling activity. The Company's current ratio of 1.46, calculated under the terms of the $100 million Revolver agreement, which excludes and current maturities of debt due under the $100 million Revolver, was in excess of the 0.90 to 1.00 required.

BLOWOUT ON LOUIS MAYARD #1 WELL IN ESTHER FIELD

        The Company owns a 100% working interest in the Louis Mayard #1 well located in Vermillion Parish, Louisiana. The Louis Mayard #1 (the "well") had been shut in and the Company began a recompletion attempt on or about August 6, 1998. On August 11, 1998, an attempt to kill the well was made and it was determined that the tubing and intermediate casing had failed resulting in an uncontrolled underground flow. Due to the inability of the Company to shut in the well using regular methods, special crews were called in to gain control of the well. The well was shut in on or about October 9, 1998. The costs incurred by the Company, through September 30, to gain control of the well were approximately $1,404,000. The Company has a $3.0 million control of well insurance policy that will reimburse the Company for the costs incurred to regain control of the well. On November 4 the insurance company made a partial payment to the Company of approximately $1,408,000.

ABANDONMENT ACCRUALS

        In the current period the Company estimated abandonment accruals amounting to approximately $485,000. An abandonment accrual of $450,000 was made for certain properties located in Florida. These properties were acquired in the Enex Acquisition and will be plugged and abandoned in the fourth quarter of 1998.

NON-STRATEGIC PROPERTY SALE

        On August 13, 1998 the Oil and Gas Asset Clearinghouse auctioned several hundred oil and gas properties owned by the Company. The auctioned properties included properties acquired in the Enex and Service Acquisitions. Certain non-strategic properties were subject to minimum bid. The majority of the properties were sold by auction with no minimum bids. The Company received net proceeds of $2,635,000 from the sale of properties at the auction.

        During the current period, the Company also sold certain other non-strategic oil and gas properties in private sales for gross proceeds of $1,860,000.

        Under the terms of the $100 million Revolver, when mortgaged properties are sold the borrowing base shall be reduced, and if necessary, proceeds from the sales of properties shall be applied to the debt outstanding in an amount equal to the loan value attributable to such properties sold. Of the total proceeds received from property sales, $2,145,000 was used to repay principal on the $100 million Revolver.

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

        The $100 million Revolver provided for an initial borrowing base of $29 million. The initial borrowing base was reduced to $27.5 million within ten days after the effective date and further reduced by $275,000 per month, beginning May 1, 1998 and ending October 1, 1998. In conjunction with the Service Acquisition, the borrowing base was increased to $32,600,000 and the monthly borrowing base reductions were increased to $330,000. Effective October 1, 1998, the semi-annual borrowing base redetermination date, the borrowing base was calculated to be approximately $28.9 million with monthly borrowing base reductions of $250,000 beginning November 1, 1998. Effective January 1, 1999, the borrowing base determined at October 1, 1998 will be adjusted to $25.4 million if the Company does not successfully complete the Enex Partnership Merger. If the Company successfully completes the Enex Partnership Merger, the borrowing base determined at October 1, 1998 will be readjusted to $33.1 million and the monthly borrowing base reduction will be increased to $290,000

The borrowing base and the scheduled reduction amount shall be redetermined semi-annually by unanimous consent of the lenders beginning October 1, 1998. The principal is due at maturity, April 1, 2001. Monthly principal payments are made as required in order that the outstanding principal balance does not exceed the borrowing base. Interest is payable monthly and is calculated at the prime rate. The Company may elect to calculate interest under the Libor rate, as defined in the agreement. The Libor rate increases by (a) 2.00% if the outstanding loan balance and letters of credit are equal to or greater than 75% of the borrowing base, (b) 1.75% if the outstanding loan balance and letters of credit are less than 75% or greater than 50% of the borrowing base, (c) 1.50% if the outstanding loan balance and letters of credit are equal to or less than 50% of the borrowing base. Libor interest is payable at maturity of the Libor loan which cannot be less than thirty days.

        At September 30, 1998 the Company had $27,454,000 outstanding under the $100 million Revolver and approximately $550,000 of outstanding letters of credit. As of September 30, 1998, the Company is paying Libor plus 2.00% on a sixty day Libor loan for $25,470,000 and prime on $1,984,000.

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

        The $100 million Revolver requires, among other things, a cash flow coverage ratio of 1.25 to 1.00 and a current ratio, excluding the current maturity of the $100 million Revolver, of 0.9 to 1.00, determined on a quarterly basis. As of September 30, 1998 the Company was in violation of the cash flow covenant, with cash flow coverage of 0.66. The Company has received a waiver from the Banks for the twelve months ending September 30, 1999.

        Under the terms of the $100 million Revolver, when mortgaged properties are sold the borrowing base shall be reduced, and if necessary, proceeds from the sales of properties shall be applied to the debt outstanding in an amount equal to the loan value attributable to such properties sold. Of the total proceeds received from property sales, $2,145,000 was used to repay principal on the $100 million Revolver.

        The $100 million Revolver includes other covenants prohibiting cash dividends, distributions, loans, advances to third parties in excess of $100,000, or sales of assets greater than 10% of the aggregate net present value of the oil and gas properties in the borrowing base.

SERIES B PREFERRED STOCK

        In connection with the Shore Merger, effective September 30, 1997, the Company issued 266,667 shares of Series B Preferred Stock ("Series B"). The Series B is nonvoting and pays no dividends. The Series B has a liquidation value of $7.50 per share and was junior to the Series A Preferred. For a period of sixty-six months subsequent to September 30, 1997 any holder of the Series B may convert all or any portion of Series B shares into Company Common Stock ("Common") at a ratio of one share of Common for each Series B share, or at any time on or after January 1, 1998, the holders may convert a portion of their Series B shares based on a conversion method whereby a number of convertible Series B shares are exchanged using the Alternative Conversion Factor, which is calculated as the increase in value of approximately 40,000 net mineral acres in South Louisiana owned by the Company at the end of the year divided by $8 million.

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

        As of September 30, 1998, no additional shares of Series B have been issued.

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

     Enex, a Delaware corporation, is an independent oil and gas production and development company headquartered in Kingwood, Texas with operations primarily in Texas. Enex engages primarily in managing and acquiring producing oil and gas properties, and does not engage in significant drilling activities. Enex operates over 100 wells in South Texas. Before the tender offer, the Enex shares traded on the NASDAQ Stock Market National Market System under the symbol ENEX. The Enex shares are currently traded on the OTC Bulletin Board. Concurrent with the closing of the Enex Acquisition, the Enex Board of Directors resigned and were replaced by the persons who constitute the Company's Board of Directors. Enex is presently being operated as a majority-owned subsidiary of the Company.

     In addition to managing and acquiring direct interests in producing oil and gas properties, Enex serves as general partner of the Enex Partnership. The Enex Partnership is a New Jersey limited partnership that was formed on September 30, 1997 from the combination of thirty-four Enex Oil and Gas Limited Partnerships. The Enex Partnership, also headquartered in Kingwood, Texas, is engaged in the oil and gas business through the ownership of various interests in oil and gas properties. Approximately 73% of Enex's estimated future net revenues from proved reserves at December 31, 1997 is attributable to its interests in the Enex Partnership and approximately 27% is attributable to the properties owned directly by the Company, after deducting the minority interest share of the Enex Partnership. As general partner, Enex has a 4.1% interest in the net revenues and gains generated by properties owned by the Enex Partnership. In addition to the general partner interest, Enex owns a 56.2% limited partner interest in the Enex Partnership.

     The Enex Partnership makes periodic cash distributions to the limited partners. The distributions for the nine months ended September 30, 1998 and the years ended 1997 and 1996 were approximately $3.6 million, $4.5 million and $2.4 million, respectively. Considering its general and limited partner interest, Enex's total interest in the Enex Partnership is approximately 57.99%. Based on the Company's 79.2% ownership of Enex, the Company has an effective ownership of the Enex Partnership of 45.9%

     Because the Company's ownership of Enex is greater than 50%, the Company's consolidated financial statements at September 30, 1998 include 100% of the accounts of Enex and the Enex Partnership. Enex consolidates 100% of the Enex Partnership on its books for financial reporting purposes because its ownership in the Enex Partnership is greater than 50%. The minority interest on the Company's books reflects the equity interest of the minority partners in Enex (20.8%) and the minority partners in the Enex Partnership (43.8%).

     Subsequent to the Enex Acquisition, the Company has filed registration statements under the Securities Act of 1933 for the Enex Merger and for the Enex Partnership Merger. The registration statement for the Enex Merger was declared effective on July 17, 1998 and special stockholders' meeting was held on August 20, 1998 to approve the merger. Due to adverse market conditions, the Company voted against the Enex Merger. The Company has a preliminary registration statement on file for the Enex Partnership Merger. As of September 30, 1998 the Company has capitalized approximately $313,000 in legal, accounting and other fees for preparation of the registration statements for the Enex and the Enex Partnership Mergers. Due to the postponement of the Enex Merger, the Company impaired the capitalized deal costs related to the Enex Merger of approximately $30,000.

     On October 31, 1998 the office lease in Kingwood where Enex and the Enex Partnership were headquartered expired. The Company has moved the majority of the current files and records for Enex and the Enex Partnership to the Houston office and has rented a small office in Kingwood where the accounting staff of Enex and the Enex Partnership will continue to operate until the first quarter of 1999.

     The operations of Enex and the Enex Partnership for the six months and three months ended September 30, 1998 were included in the financial statements of the Company.

FUTURE CAPITAL REQUIREMENTS

     The Company has made and will continue to make, substantial capital expenditures for acquisition, development and exploration of oil and natural gas reserves. In fact, because the Company's principal natural gas and oil reserves are depleted by production, its success is dependent upon the results of its acquisition, development and exploration activities.

     The Company expects to incur a minimum of approximately $1,000,000 in capital expenditures over the next twelve months. The Company expects that available cash, cash flows from operations and cash proceeds from asset sales of certain non-core properties will be sufficient to fund the planned capital expenditures through 1998 in addition to funding interest and principal requirements on the $100 million Revolver. However, the Company may require additional borrowings under the $100 million Revolver or additional equity funding to raise additional capital to fund any acquisitions.

     Because future cash flows and the availability of financing are subject to a number of variables, such as the level of production and prices received for gas and oil, there can be no assurance that the Company's capital resources will be sufficient to maintain planned levels of capital expenditures.

     On October 1, 1998, the principal outstanding under the $100 million Revolver was approximately $27.4 million and the outstanding letters of credit was approximately $0.6 million. The borrowing base at October 1, 1998 was calculated at approximately $28.9 million. Under the terms of the $100 million Revolver, the borrowing base declines $330,000 in October and $250,000 monthly beginning November 1. Effective January 1, 1999, the borrowing base determined at October 1, 1998 will be adjusted to $25.4 million if the Company does not successfully complete the Enex Partnership Merger. Effective January 1, 1999, if the Company successfully completes the Enex Partnership Merger, the borrowing base determined at October 1, 1998 will be readjusted to $33.1 million and the monthly borrowing base reduction will be increased to $290,000. Funds spent on debt retirement reduce the amount of cash flow available to spend on acquisition, development and exploration activities.

     By the end of the first quarter of 1999, the Company expects to have the operations of Enex and the Enex Partnership fully consolidated into its operations at the Company's headquarters in Houston. It is expected that the Company will realize certain cost savings in the consolidation of these operations.

CURRENT ACTIVITIES

        As of November 11, 1998 one exploratory well was being drilled and the Louis Mayard #1 well was in the final stages of being plugged and abandoned.

YEAR 2000 COMPUTER ISSUE

     The Company has completed its internal reviews of Year 2000 issues and has identified three areas that, if not adequately addressed, could materially impact the Company: (1) accounting systems and information technology systems;
(2) computer controlled and other embedded technology; and (3) third-party compliance.

     The Company has updated its accounting software so that it is Year 2000 compliant or capable of timely conversion to Year 2000 compliance for an additional nonmaterial cost.

     The Company owns or leases the pumping and other equipment necessary to service the fields in which it serves as operator. The Company is currently evaluating the extent to which this machinery may contain non-Year 2000 complaint embedded systems. The Company believes that a large-scale failure of such equipment could have a negative material impact on the Company. The Company is currently in the planning stage regarding Year 2000 issues concerning its non-operated properties.

     The Company has a material interest in a large number of fields that are operated by third parties. The simultaneous failure of the operation of a large number of these third-party fields could have a negative material impact on the Company. The Company is making individual inquires as to the state of each operator's Year 2000 preparation activities. The Company cannot, however, accurately predict at this time how many, if any, of these third parties will adequately address their Year 2000 issues. The Company is currently in the assessment stage regarding Year 2000 issues concerning its operated properties.

     The Company would also likely suffer a material adverse impact if its banking institutions do not adequately address their Year 2000 issues, if any. The Company is currently inquiring into any such issues.

     The Company does not currently have a contingency plan in place sufficient to address all Year 2000 issues related to third-party preparedness. The Company is currently evaluating the feasibility and effectiveness of such a plan.

     The Company expects to have the all of the material Year 2000 issues, which includes the financial impact on the Company, assessed by June 30, 1999.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     For the current period, the revenues and expenses attributable to the Enex and the Service Acquisition are included for the entire period. For the prior period, the revenues and expenses attributable to the Bison and Shore Mergers are included for the entire period.

     Total revenues for the current period of $5,695,000 were $1,546,000 higher than the comparable period. The increase in total revenues was due principally to the gain on the sale of oil and gas properties of $1,519,000. Revenues from the sale of oil and gas were $742,000 higher than the comparable period. The increase in oil and gas revenues was offset by an $870,000 decrease in lease bonus and delay rental income. Other income increased by $155,000. The increase in the gain was due to the non-strategic property sales that occurred in the current period. No gain or loss was recorded on the Enex and Service Acquisitions properties that were sold in the current period, the proceeds were credited against the original acquisition cost.

     The increase in oil and gas revenues consisted primarily of a $205,000 increase in oil revenues, a $510,000 increase in gas revenues and a $27,000 increase in other revenues. The increase in oil and gas revenues was the result of higher oil and gas production. Production of oil increased 79% and production of gas increased 54%, over the comparable period. The oil production increase of 72,000 barrels and the gas production increase of 364,000 Mcf, were due primarily to the Riceville Acquisition which closed in August 1997 and the Enex and Service Acquisitions which closed in 1998. During the current period, the Company sold 163,000 barrels of oil and 1,032,000 Mcf of gas, as compared to 91,000 barrels and 668,000 Mcf for the comparable period. The average price received on the gas sold in the current period of $1.90 per Mcf was 12% lower than the $2.17 per Mcf received in the comparable period. The average price received on the oil sold in 1998 of $11.35 per barrel was 37% lower than the $18.05 per barrel received in the comparable period. A reclassification of 9,000 barrels and $132,000 in oil revenues was made in the prior period. The revenues were previously recorded in gas plant revenues with no volumes associated with the revenues.

     During the current period, the Baker #1 well in the Riceville Field, a major property of the Company, was shut in. The well was sidetracked and began flowing on or about October 28. The well was selling approximately 500 barrels of oil and 27,000 Mcf of gas per month, net to the Company, before it was shut in.

     Total expenses increased $2,231,000 over the comparable period. Due to the growth of the Company over the last twelve months, all categories of expenses increased except dryhole and stock compensation expenses.

     Lease operating expenses increased $789,000. The increase was due principally to the additional expenses on the properties acquired in the Enex and Service Acquisitions that closed in 1998.

     Geological and geophysical expenses ("G&G expenses") increased by $123,000. In the current period, the Company spent approximately $130,000 on the Sherburne Prospect versus only $16,000 spent on other prospects in the comparable period.

     Depletion, depreciation and amortization expense increased $392,000. Depletion was higher due to depletion on properties acquired in the Riceville Acquisition, which closed in August 1997, and the Enex and Service Acquisitions, which closed in 1998.

     Impairment expense increased $492,000. The impairment expense in the current period was due to an unsuccessful recompletion attempt on the Goldberg #2 well in the Abbeville Field located in Vermillion Parish, Louisiana. The reserves had been classified as proved behind pipe. There was no impairment expense in the comparable period.

     During the current period, dryhole expenses decreased by $186,000. No material dry hole expenses were incurred in the current period versus approximately $210,000 incurred in the comparable due to dry holes drilled in the Brigham Agreement.

     Interest expense increased $397,000, due primarily to a higher loan balance.

     Stock compensation expense decreased $101,000 due to the vesting period for the restricted stock granted to certain Company employees ending in the quarter ended June 30, 1998.

     General and administrative expenses ("G&A") increased $324,000. The increase in G&A consists primarily increases in salaries, rent, office expense and engineering and legal expenses. The increase in salary expense was due to increases in salaries of existing employees, salaries of new employees and salaries of the employees of Enex. For the current period, the Company had twenty-three full-time executive and clerical employees and five full-time Enex employees. Since September 30, 1997, the Company hired eight employees and one resigned. The increase in rent is due to the Company previously owning its office in Mobile, Alabama versus renting office space since the Company's move to Houston in November 1997. The increases in other G&A expenses are due to the increase in the general activity of the Company's business.

     The Company reported an operating loss before minority interest of $431,000 for the current period versus operating income of $254,000 for the comparable period. Due to the Enex Acquisition, the Company records a minority interest on its income statement to remove the net income or loss attributable to the minority interest holders of Enex. In the current period the minority interest increased the operating loss by $154,000.

     The Company reported a deferred income tax benefit of $199,000 in the current period. No deferred taxes were recorded in the comparable period.

     The Company reported a net loss of $386,000 for the current period versus net income of $254,000 for the comparable period. After considering the preferred stock dividend requirement of $204,000 in the comparable period, the Company reported a net loss available to common stockholders in the current period of $386,000 versus net income of $49,000 in the comparable period.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     For the current period, the revenues and expenses attributable to the Enex Acquisition are included for the period April through September and those attributable to the Service Acquisition are included for the months of May through September. For the comparable period, the revenues and expenses attributable to the Bison Merger are included for the period March through September and the Shore Merger are included for the period July through September.

     Total revenues for the current period of $13,260,000 were $5,358,000 higher than the comparable period. The increase in total revenues was due principally to increases in oil and gas revenues of $4,165,000 and gain on sale of properties of $1,523,000. During the current period lease bonus and rental income on the mineral acreage acquired in the Shore Merger decreased $673,000. Other revenues in the current period increased $343,000. The increase in the gain was due to the non-strategic property sales that occurred during the current period. No gain or loss was recorded on the Enex and Service Acquisitions properties that were sold in the current period, the proceeds were credited against the original acquisition cost.

     The increase in oil and gas revenues consisted primarily of a $1,547,000 increase in oil revenues, a $2,511,000 increase in gas revenues and a $107,000 increase in other revenues. The increase in oil and gas revenues was the result of higher oil and gas production. Production of oil increased 128% and production of gas increased 102%, over the comparable period. The oil production increase of 239,000 barrels and the gas production increase of 1,370,000 Mcf, were due primarily to the Bison and Shore Mergers and the Riceville Acquisition which closed in 1997 and the Enex and Service Acquisitions which closed in 1998. During the current period, the Company sold 428,000 barrels of oil and 2,713,000 Mcf of gas, as compared to 188,000 barrels and 1,343,000 Mcf for the comparable period. The average price received on the gas sold in the current period of $2.04 per Mcf was 10% lower than the $2.26 per Mcf received in the comparable period. The average price received on the oil sold in 1998 of $11.91 per barrel was 37% lower than the $18.87 per barrel received in the comparable period. A reclassification of 21,000 barrels and $308,000 in oil revenues was made in the prior period. The revenues were previously recorded in gas plant revenues with no volumes associated with the revenues.

     During the current quarter, the Baker #1 well in the Riceville Field, a major property of the Company, was shut in. The well was sidetracked and began flowing on or about October 28. The well was selling approximately 500 barrels of oil and 27,000 Mcf of gas per month, net to the Company, before it was shut in.

     Total expenses increased $9,161,000 over the comparable period. Due to the growth of the Company, all categories of expenses increased, except dryhole and stock compensation expenses.

     Lease operating expenses increased $3,078,000. The increase was due principally to the additional expenses on the properties acquired in the Bison and Shore Mergers which closed in 1997 and the Enex and Service Acquisitions which closed in 1998.

     Geological and geophysical expenses ("G&G expenses") increased $796,000. In the current period, the Company spent approximately $781,000 on the Hawkins Ranch Prospect and $132,000 on the Sherburne Prospect versus approximately $131,000 in the comparable period.

     Depletion, depreciation and amortization expense increased $2,363,000. Depletion was higher due to depletion on properties acquired in the Bison and Shore Mergers and the Riceville Acquisition, which closed in 1997, and the Enex and Service Acquisitions, which closed in 1998.

     Impairment expense increased $492,000. The impairment expense in the current period was due to an unsuccessful recompletion attempt in the current quarter on the Goldberg #2 well in the Abbeville Field located in Vermillion Parish, Louisiana. The reserves had been classified as proved behind pipe. There was no impairment expense in the comparable period.

     During the current period, dryhole expenses decreased by $115,000. In the current period the dryhole expense of $331,000 consisted principally of $199,000 for the dryhole on the South Highbaugh Prospect and additional dryhole expenses of $102,000 on two dryholes on the Reflection Ridge Prospect. Dryhole expenses in the comparable period consisted principally of costs through the Brigham Agreement.

     Interest expense increased $951,000, due primarily to a higher loan balance.

     Stock compensation expense decreased $34,000 due to the vesting period for the restricted stock granted to certain Company employees ending in the quarter ended June 30, 1998.

     General and administrative expenses ("G&A") increased $1,631,000. The increase in G&A consists primarily of increases in salaries, performance bonuses for the previous year, engineering, accounting and legal expenses, rent expense and office expense. The increase in salary expense was due to increases in salaries of existing employees, salaries of new employees, salaries associated with employees added in the Bison and Shore Mergers and salaries associated with the Enex employees. For the current period, the Company had twenty-three full-time executive and clerical employees and five Enex employees. Eight employees were added through the Bison and Shore mergers and the Company hired eight employees and one resigned. The increase in rent is due to the Company previously owning its office in Mobile, Alabama versus renting office space since the Company's move to Houston in November 1997. The increases in other G&A expenses are due to the increase in the general activity of the Company's business.

     The Company reported an operating loss before minority interest of $3,738,000 for current period versus operating income of $70,000 for the comparable period. Due to the Enex Acquisition, the Company records a minority interest on its income statement to remove the net income or loss attributable to the minority interest holders of Enex. In the current period the minority interest increased the operating loss by $5,000.

     The Company reported a deferred income tax benefit of $1,271,000 in the current period. No deferred taxes were recorded in the comparable period.

     The Company reported a net loss of $2,467,000 for the current period versus net income of $70,000 for the comparable period. After considering the preferred stock dividend requirement of $68,000 in the current period versus $409,000 in the comparable period, the Company reported a net loss available to common stockholders in the current and comparable periods of $2,535,000 and $338,000, respectively.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) There are no exhibits filed with this report

        (b) On July 6, 1998, the Company filed a report on Form 8-K/A, as an amendment to the original 8-K filed May 4, 1998, under Item 7 providing the financial statements, pro forma information and exhibits describing the Company's acquisition of substantially all of the oil and gas assets of Service Drilling Co., LLC.

        On August 28, 1998, the Company filed a report on Form 8-K under Item 5 describing the special shareholders meeting held by Enex Resources Corporation ("Enex") on August 20, 1998 to vote on the merger between Enex and the Company. At the meeting, the Company voted its shares against approval of the merger. The Company and Enex had previously agreed to terminate the merger agreement due to adverse economic conditions.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MIDDLE BAY OIL COMPANY, INC.
                                  (Registrant)

     Date: November 17, 1998           By: /s/ Frank C. Turner II
                                          ----------------------------------
                                       Frank C. Turner II
                                       Vice-President and
                                       Chief Financial Officer