Form 10QSB
period 1999-03-31
MIDDLE BAY OIL CO INC
filed 1999-05-17
CIK 903267

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

                          Common stock, $.02 par value
                      8,530,589 shares as of April 30, 1999

            Transitional Small Business Disclosure Format (check one)
                                 Yes [ ]  No [X]

                  MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                       Page
                                                                                       No.
                                                                                      ------
Part I.  Consolidated Financial Information

  Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets (Unaudited)-
      March 31, 1999 and December 31, 1998 ...........................................   1
   Consolidated Statements of Operations (Unaudited)-
      Three months ended March 31, 1999 and 1998 .....................................   2
   Consolidated Statements of Cash Flows (Unaudited)-
      Three months ended March 31, 1999 and 1998 .....................................   3
   Notes to Consolidated Financial Statements (Unaudited).............................   4

  Item 2.  Management's Discussion and Analysis
               Of Financial Condition and Results of Operations.......................  12

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K ............................................  21

PART I- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
MIDDLE BAY OIL COMPANY, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                     (UNAUDITED)     (AUDITED)
                                                                                        MARCH       DECEMBER 31
                                                                                        1999           1998
                                                                                   -------------   ------------
ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                        $  1,220,228    $  1,040,096
  ACCOUNTS RECEIVABLE                                                                 2,723,179       3,309,043
 ACCOUNTS RECEIVABLE-INSURANCE CLAIM                                                    388,083         448,083
  OTHER CURRENT ASSETS                                                                   62,121         141,364
                                                                                   -------------   ------------
    TOTAL CURRENT ASSETS                                                              4,393,611       4,938,586

NON-CURRENT ASSETS
  NOTES RECEIVABLE- STOCKHOLDER                                                         174,853         173,115

PROPERTY (AT COST)
  OIL AND GAS (SUCCESSFUL EFFORTS METHOD)                                            90,439,359      90,849,439
  OTHER                                                                                 830,620         795,323
                                                                                   -------------   ------------
                                                                                     91,269,979      91,644,762
ACCUMULATED DEPLETION, DEPRECIATION AND AMORTIZATION                                (40,015,555)    (39,073,584)
                                                                                   -------------   ------------
                                                                                     51,254,424      52,571,178
OTHER ASSETS                                                                            243,431         257,938
                                                                                   -------------   ------------
TOTAL ASSETS                                                                       $ 56,066,319    $ 57,940,817
                                                                                   -------------   ------------
                                                                                   -------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITY OF LONG-TERM DEBT                                               $    964,215    $       --
  ACCOUNTS PAYABLE-TRADE                                                              3,218,496       3,643,241
  ACCOUNTS PAYABLE-ENEX LP LIMITED PARTNERS                                              22,914         538,750
  ACCOUNTS PAYABLE-REVENUE                                                              461,536         342,931
  OTHER CURRENT LIABILITIES                                                             278,734         275,010
                                                                                   -------------   ------------
TOTAL CURRENT LIABILITIES                                                             4,945,895       4,799,932

LONG-TERM DEBT                                                                       27,006,352      27,454,567
DEFERRED INCOME TAXES                                                                 1,311,040       1,733,167
OTHER LIABILITIES                                                                       394,537         437,949
MINORITY INTEREST                                                                       947,599         957,369

STOCKHOLDERS' EQUITY

  PREFERRED STOCK, $0.02 PAR, 10,000,000 SHARES AUTHORIZED AT MARCH 31, 1999 AND
     DECEMBER 31, 1998 WITH 266,667 SHARES DESIGNATED SERIES B AND 2,177,481
     SHARES DESIGNATED SERIES
      C, NONE OTHER ISSUED                                                                 --              --

 CONVERTIBLE PREFERRED STOCK SERIES B, $7.50 STATED VALUE,
    266,667 SHARES ISSUED AND OUTSTANDING AT MARCH 31, 1999 AND
    DECEMBER 31, 1998. $2,000,000 AGGREGATE LIQUIDATION PREFERENCE                    3,627,000       3,627,000

 CONVERTIBLE PREFERRED STOCK SERIES C, $5.00 STATED VALUE,
    1,142,663 SHARES ISSUED AND OUTSTANDING AT MARCH 31, 1999 AND
    DECEMBER 31, 1998. $5,713,317 AGGREGATE LIQUIDATION PREFERENCE                    5,233,418       5,281,937

 COMMON STOCK, $.02 PAR VALUE, 20,000,000 SHARES AUTHORIZED,
   8,552,364 SHARES ISSUED AND OUTSTANDING AT
    MARCH 31, 1999 AND DECEMBER 31, 1998                                                171,055         171,055

  PAID-IN-CAPITAL                                                                    36,947,588      36,947,588
  ACCUMULATED DEFICIT                                                               (24,450,124)    (23,401,707)
  LESS COST OF TREASURY STOCK; 21,773 SHARES                                            (68,040)        (68,040)
                                                                                   -------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                                           21,460,897      22,557,833

COMMITMENTS AND CONTINGENCIES
                                                                                   -------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 56,066,319    $ 57,940,817
                                                                                   -------------   ------------
                                                                                   -------------   ------------


See accompanying notes to consolidated financial statements.

MIDDLE BAY OIL COMPANY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED


                                                           THREE MONTHS ENDED
                                                          MARCH 31      MARCH 31
                                                           1999           1998
                                                       ------------   -----------
REVENUE
  OIL AND GAS SALES AND PLANT INCOME                   $ 3,072,064    $ 2,632,248
  GAIN ON SALE OF PROPERTIES                                74,298           --
  DELAY RENTAL AND LEASE BONUS INCOME                        3,000           --
  OTHER                                                     99,777        124,642
                                                       ------------   -----------
TOTAL REVENUE                                            3,249,139      2,756,890
                                                       -----------    -----------

COSTS AND EXPENSES
  LEASE OPERATING, PRODUCTION TAXES AND PLANT COSTS      1,460,541      1,184,048
  GEOLOGICAL AND GEOPHYSICAL                                69,557        745,713
  DEPRECIATION, DEPLETION AND AMORTIZATION               1,349,630      1,118,136
  DRYHOLE                                                   62,189        468,951
  INTEREST                                                 511,756        255,453
  GENERAL AND ADMINISTRATIVE                             1,120,317      1,093,403
                                                       -----------    -----------
TOTAL COSTS AND EXPENSES                                 4,573,990      4,865,704


LOSS BEFORE INCOME TAX BENEFIT AND MINORITY INTEREST    (1,324,851)    (2,108,814)

MINORITY INTEREST                                           (9,770)          --
                                                       -----------    -----------

LOSS BEFORE INCOME TAX BENEFIT                          (1,315,081)    (2,108,814)

INCOME TAX BENEFIT                                        (409,494)      (728,472)
                                                       -----------    -----------
NET LOSS                                                  (905,587)    (1,380,342)

DIVIDENDS TO PREFERRED STOCKHOLDERS                        142,833         67,945
                                                       -----------    -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS           ($1,048,420)   ($1,448,287)
                                                       ------------   -----------
                                                       ------------   -----------

NET LOSS PER SHARE
   Basic                                               ($     0.12)   ($     0.22)
                                                       ------------   -----------
                                                       ------------   -----------
   Diluted                                             ($     0.12)   ($     0.22)
                                                       ------------   -----------
                                                       ------------   -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                 8,530,592      6,719,656
                                                       ------------   -----------
                                                       ------------   -----------
   Diluted                                               8,530,592      6,719,656
                                                       ------------   -----------
                                                       ------------   -----------


See accompanying notes to consolidated financial statements.

MIDDLE BAY OIL COMPANY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED  (UNAUDITED)


                                                          MARCH 31        MARCH 31
                                                           1999            1998
                                                       ------------    ------------
OPERATING ACTIVITIES
NET LOSS                                              $   (905,587)   $ (1,414,092)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  DEPLETION, DEPRECIATION AND AMORTIZATION               1,349,630       1,118,136
  DRYHOLE COSTS                                             62,189         468,951
  STOCK COMPENSATION EXPENSE                                  --            33,750
  GAIN ON SALE OF PROPERTIES                               (74,298)           --
  DEFERRED INCOME TAX BENEFIT                             (422,127)       (728,472)
  MINORITY INTEREST                                         (9,770)           --
  OTHER CHARGES                                             60,000            --
CHANGES IN CURRENT ASSETS AND LIABILITIES, NET
OF ACQUISITION EFFECTS:
  ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS             754,736         630,631
  ACCOUNTS PAYABLE, REVENUE PAYABLE,
  AND OTHER CURRENT LIABILITIES                           (703,183)      1,455,187
                                                      ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  111,590       1,564,091

INVESTING ACTIVITIES
  PROCEEDS FROM SALES OF PROPERTIES                         73,321            --
  ADDITIONS TO OIL AND GAS PROPERTIES                     (468,037)     (1,669,971)
  ACQUISITION OF ENEX RESOURCES CORPORATION, NET OF
     CASH ACQUIRED OF $4,698,211                              --       (11,268,268)
  OTHER ASSETS                                              (2,486)        (99,779)
  ADVANCES TO STOCKHOLDER                                   (1,738)         (1,737)
                                                      ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                     (398,940)    (13,039,755)

FINANCING ACTIVITIES
  PROCEEDS FROM DEBT ISSUED                                516,000      26,969,604
  PRINCIPAL PAYMENTS ON DEBT                                  --       (10,957,396)
  PREFERRED STOCK DIVIDENDS                                   --           (67,945)
  REGISTRATION COSTS ON SERIES C PREFERRED STOCK           (48,518)           --
  OTHER                                                       --          (108,750)
                                                      ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  467,482      15,835,513

NET INCREASE IN CASH AND CASH EQUIVALENTS                  180,132       4,359,849
CASH AND CASH EQUIVALENTS- BEGINNING                     1,040,096       1,587,184
                                                       ------------    ------------
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS- ENDING                     $  1,220,228    $  5,947,033
                                                       ------------    ------------
                                                       ------------    ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   INTEREST PAID IN CASH                              $    363,864    $    255,453
                                                       ------------    ------------
                                                       ------------    ------------

   CONVERSION OF SERIES A PREFERRED STOCK                     --      $ 10,000,000
                                                       ------------    ------------
                                                       ------------    ------------


See accompanying notes to consolidated financial statements.

                  MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)

(1)     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization
        ------------

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

        Basis of Presentation
        ---------------------

             In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 31, 1999 and December 31, 1998 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 1999 and 1998.

             The consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. An independent accountant has not audited the accompanying consolidated financial statements. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

        Principles of Consolidation
        ---------------------------

             The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and Enex, an 80% owned subsidiary. The equity of minority interest in Enex is shown in the consolidated statements as "minority interest". Significant intercompany accounts and transactions are eliminated in consolidation.

                  MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)


(1)     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Earnings Per Share
        ------------------

             Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options, warrants and convertible preferred stock. A weighted average of 1,417,709 and 390,501 common stock equivalents are not considered in the 1999 and 1998 calculation of diluted earnings per share for the three month periods ending March 31, respectively, due to the net loss recorded during these periods.


(2)      ACQUISITIONS

         On March 27, 1998, the Company acquired 1,064,432 common shares, approximately 79.2%, of Enex for $15,966,480. The Company purchased the common shares of Enex through a cash tender offer that commenced February 19, 1998 (the "Enex Acquisition"). The Company also incurred approximately $60,934 in legal, accounting and printing expenses and issued 33,825 shares of Company common stock for finders fees to unrelated third parties. At the time, Enex was general partner of Enex Consolidated Partners, L.P., (the "Enex Partnership"), a New Jersey limited partnership whose principal business was oil and gas exploration and production. Enex's general partner interest was 4.1%. Enex also owned an approximate 56.2% limited partner interest in Enex Partnership.

         The cost of acquiring 79.2% of Enex was allocated using the purchase method of accounting to the consolidated assets and liabilities of Enex based on estimates of the fair values with the remaining purchase price allocated to proved oil and gas properties.

         The allocation of the purchase price is summarized as follows: (in thousands)

         Working capital                                              $ 5,640
         Oil and gas properties (proved and unproved)                  19,090
         Minority interest                                             (7,669)
                                                                      --------
         Total                                                        $17,061
                                                                      ========

                  MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)


(2)      ACQUISITIONS (continued)

         Over a three-week period ending December 23, 1998, the Company acquired an additional 0.80% (9,747 common shares) of Enex common stock for approximately $68,000.

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

         On December 29, 1998, the Company completed the acquisition of the Enex Partnership (the "Enex Partnership Acquisition"). The transaction consisted of an exchange offer whereby the Company offered to exchange 2.086 shares of Series C Preferred stock ("Series C") for each Enex Partnership unit (the "Exchange Offer"). In connection with the Exchange Offer, the Company submitted a proposal to investors in the Enex Partnership to amend the partnership agreement to provide for the transfer of all of the assets and liabilities of the Enex Partnership to the Company as of October 1, 1998 and dissolve the Enex Partnership. The Exchange Offer was approved on December 29, 1998 and the Company issued 2,177,481 Series C shares for 100% of the outstanding limited partner units. At the close of the Exchange Offer, the Enex Partnership had 1,102,631 units outstanding. Enex was issued 1,293,522 Series C shares for its 56.2% ownership of the Enex Partnership. The remaining 883,959 Series C shares were issued to the limited partners that elected to take Series C shares in lieu of cash. Certain dissenting limited partners were paid $516,000 in January 1999. Because of the dissenting limited partners, Enex owns 59.4% of the Series C shares, of which 20% (258,704 shares) are considered outstanding and held by third parties.

                  MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)


(2)  ACQUISITIONS (continued)

         The cost of acquiring 100% of the outstanding limited partner units was approximately $11.9 million, consisting of the following (in thousands):

         Estimated fair value of 2,177,481 shares
             of Company Series C preferred stock                $10,887
         Cash consideration                                         539
         Legal, accounting and other expenses                       431
                                                                -------
         Total                                                  $11,857
                                                                -------

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

         Estimated fair value of 1,142,663 shares
             of Company Series C preferred stock                  $5,713
         Cash consideration                                          539
         Legal, accounting and other expenses                        431
                                                                  ------
         Total                                                    $6,683
                                                                  ======

         The Company's purchase price was allocated to the assets and liabilities of the Enex Partnership based on estimates of the fair values with the remaining purchase price allocated to proved oil and gas properties. The registration costs of approximately $431,000 reduced the value of the Series C shares issued. Because the Enex Partnership was consolidated in the financial statements of the Company as of the effective date of October 1, 1998, the purchase price allocation below shows the effect of the acquisition on the consolidated financial statements (in thousands):

         Working capital                                        $ (539)
         Oil and gas properties                                    (23)
         Minority interest                                       5,844
                                                                -------
         Series C Preferred Stock                               $5,282
                                                                =======

                  MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)

(2)       ACQUISITIONS (continued)

          The following pro forma data presents the results of the Company for the three months ended March 31, 1998, as if the acquisitions of Service, Enex and the Enex Partnership had occurred on January 1, 1998. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation and depletion related to the properties and businesses acquired, preferred stock dividends on preferred stock issued, and the related income tax effects (in thousands, except per share amounts):


                                                                       ProForma
                                                                  Three Months Ended
                                                                    March 31, 1998
                                                                      (Unaudited)
          Total revenues                                                $6,141
          Net loss available to stockholders                            (2,158)
          Net loss per share available to stockholders                   (0.29)


(3)      ACCOUNTS RECEIVABLE-INSURANCE CLAIM

         The Company owns a 100% working interest in the Louis Mayard #1 well (the "Well") located in the Esther Field in Vermillion Parish, Louisiana. Due to a failed recompletion attempt and the inability of the Company to shut in the Well using normal operating methods, the Company incurred approximately $1,856,000 to gain control of the Well using special crews. On November 4, 1998, the insurance company made a partial payment to the Company under its well control insurance policy of approximately $1,408,000. At March 31, 1999, the Company had recorded the estimated remaining amount due from the insurance company in current assets as Accounts Receivable-Insurance Claim.

                  MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)


(5)      LONG-TERM DEBT


                                                                         March 31     December 31
                                                                           1999           1998
                                                                       -----------   -------------
Reducing revolving line of credit of up to $100,000,000 due
  April 1, 2001, secured by oil and gas properties, monthly
  borrowing base reductions of $290,000 effective November 1, 1998 and monthly payments of interest at Libor plus 2.00% and prime.
  At March 31, 1999 the Libor and prime rates were 5.00% and 7.75%,
  respectively                                                          27,970,567     27,454,567
Less current maturities                                                    964,215        ---
                                                                       -----------    -----------
Long-term debt excluding current
   maturities                                                          $27,006,352    $27,454,567
                                                                       ===========    ===========

         In connection with the Enex Acquisition the Company entered into a new reducing revolving line of credit agreement (the "$100 million Revolver"). The $100 million Revolver is subject to semi-annual borrowing base redeterminations which are affected by acquisitions and dispositions of assets. The borrowing base at March 31, 1999 was $31 million and monthly borrowing base reduction requirements are $290,000.

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

        At March 31, 1999, the Company had borrowed $27,970,567 and had $1,163,647 of outstanding letters of credit. As of March 31, 1999, the Company is paying Libor plus 2.00% on a sixty day Libor loan for $25,985,605 and prime on $1,984,962.

                  MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)

(5)     LONG-TERM DEBT (continued)

         At March 31, 1999, the amount available under the borrowing base on the $100 million revolver was approximately $2.5 million. The April 1st borrowing base redetermination is expected to be completed by May 31st. Pursuant to the terms of the $100 million Revolver, if the borrowing base is less than the outstanding principal balance plus outstanding letters of credit the Company has sixty days, after receipt of notice from the Banks, to cure the excess by prepayment, providing additional collateral or a combination of both.

        Amounts spent on debt retirement due to reductions in the borrowing base reduce the cash available to spend on acquisition, development and exploration activities, and accordingly, oil and natural gas revenues and operating results may be adversely affected.

        The Company paid a facility fee equal to 3/8% of the initial borrowing base and is required to pay 3/8% on any future increase in the borrowing base within five days of written notice. The Company is required to pay a quarterly commitment fee on the unused portion of the borrowing base of 1/2% if the outstanding loan balance plus letters of credit are greater than 50% of the borrowing base or 3/8% if the outstanding loan balance plus letters of credit are less than or equal to 50% of the borrowing base. The Company is required to pay a letter of credit fee on the date of issuance or renewal of each letter of credit equal to the greater of $500 or 1-1/2% of the face amount of the letter of credit.

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


(6)     COMMON STOCK

        On February 9, 1999 and January 13, 1998, the Board of Directors granted to certain employees and directors, options with exercise prices of $1.50 and $5.75 per share, respectively, to acquire 200,000 and 232,000 shares of Company common stock, respectively. All of the options were granted under the 1995 Stock Option and Stock Appreciation Rights Plan at fair market value and will expire ten years from date of grant if not exercised.

                  MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)


(7)     COMMITMENTS AND CONTINGENCIES

        The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

    Cash flow from operating activities for the current period of $112,000 decreased $1,452,000 from the comparable period. The decrease in cash flow was due primarily to working capital changes offset partially by lower geological and geophysical expenses. Cash flow from oil and gas properties (oil and gas revenues and plant income less lease operating expenses, production taxes and plant costs) increased $164,000 over the comparable period. Oil and gas prices decreased 29% and 29%, respectively, while oil and gas production increased 55% and 78%, respectively. The change in working capital was caused principally by timing differences in the payment of expenses and receipt of revenues.

        Cash additions to oil and gas properties were lower than the comparable period due primarily to less exploratory and developmental drilling in the current period. The amount spent on acquisitions is lower due to no acquisitions in the current period versus the Enex Acquisition that closed in the comparable period. The Company acquired approximately 79% of Enex common stock for cash in a tender offer that closed March 27, 1998. The Company made no principal payments on the $100 million Revolver during the current period. In the comparable period, the Company refinanced its existing debt with the $100 million Revolver. During the current period, the Company was advanced $516,000 on the $100 million Revolver to pay the dissenting limited partners in the Enex Partnership Acquisition. In the comparable period, the Company refinanced its existing debt and financed the Enex Acquisition with proceeds from the $100 million Revolver.

        The Company's operating activities provided net cash of $112,000 for the current period. During this period, net cash from operations, cash from property sales and cash on hand was used principally for leasehold acquisitions and exploratory and developmental drilling. Approximately $167,000 was spent on leasehold and legal costs on the Hawkins Ranch Prospect. Approximately $253,000 was spent on exploratory and developmental drilling. The principal exploratory well in the current period was the Hawkins 60 #1 ($36,000), drilled on the Hawkins Ranch Prospect, which was a dry hole. The developmental work was throughout several fields.

        The Company had current assets of $4,394,000 and current liabilities of $4,946,000, which resulted in working capital deficit of $552,000 as of March 31, 1999. This was a decrease in working capital of $691,000 from the working capital of $139,000 as of December 31, 1998. Working capital decreased primarily due to the higher current maturity of long-term debt and lower accounts receivable. The current maturity of long-term debt increased from December 31, 1998 because the amount of debt outstanding increased and the borrowing base decreased since December 31, 1998. The Company's current ratio of 1.10, calculated under the terms of the $100 million Revolver agreement, which excludes current maturities of debt due under the $100 million Revolver, was in excess of the 0.90 to 1.00 required.

$100 Million Line of Credit
---------------------------

         In conjunction with the Enex Acquisition on March 27, 1998 the Company entered into a $100 million reducing, revolving line of credit (the "$100 million Revolver") with current borrowings under a term note maturing April 1, 2001. The entire principal balance of the Company's $50 million Convertible Loan was replaced with the $100 million Revolver.

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

         The borrowing base at March 31, 1999 was $31.6 million. At March 31, 1999 the Company had borrowed $27,970,000 and had $1,164,000 of outstanding letters of credit. During the current period, the Company did not make any payments and was advanced $516,000 under the $100 million Revolver. The Company is currently paying Libor plus 2.00% on a sixty day Libor loan for $25,985,000 and prime on $1,985,000.

         At March 31, 1999, the amount available under the borrowing base on the $100 million revolver was approximately $2.5 million. The April 1st borrowing base redetermination is expected to be completed by May 31st. Pursuant to the terms of the $100 million Revolver, if the borrowing base is less than the outstanding principal balance plus outstanding letters of credit the Company has sixty days, after receipt of notice from the Banks, to cure the excess by prepayment, providing additional collateral or a combination of both.

         The Company paid a facility fee equal to 3/8% of the initial borrowing base and is required to pay 3/8% on any future increase in the borrowing base within five days of written notice. The Company is required to pay a quarterly commitment fee on the unused portion of the borrowing base of 1/2% if the outstanding loan balance plus letters of credit are greater than 50% of the borrowing base or 3/8% if the outstanding loan balance plus letters of credit are less than or equal to 50% of the borrowing base. The Company is required to pay a letter of credit fee on the date of issuance or renewal of each letter of credit equal to the greater of $500 or 1-1/2% of the face amount of the letter of credit.

         The Company has granted to the Banks liens on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and gas properties.

         The $100 million Revolver requires, among other things, a cash flow coverage ratio of 1.25 to 1.00 and a current ratio, excluding the current maturity of the $100 million Revolver, of 0.9 to 1.00, determined on a quarterly basis. As of March 31, 1999 the Company was in compliance with the cash flow and current ratio covenants. Because the borrowing base was higher than the debt and letters of credit outstanding during the current period, no debt payments were required.

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

Future Capital Requirements
---------------------------

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

         At March 31, 1999, the amount available under the borrowing base on the $100 million revolver was approximately $2.5 million. Assuming no other changes, the amount available to be borrowed at October 1, the next borrowing base redetermination date, will be approximately $0.5 million.

         Amounts spent on debt retirement due to reductions in the borrowing base reduce the cash available to spend on acquisition, development and exploration activities and, accordingly, oil and natural gas revenues and operating results may be adversely affected.

         The Company has fully consolidated the operations of Enex and the Enex Partnership into its operations at the Company's headquarters in Houston.

Year 2000 Compliance
--------------------

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

Status: The Company has updated its accounting systems. Testing is scheduled to be completed by June 30, 1999.

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

Status: The only mission-critical field operated by the Company is the Spivey Field, whose production operations are not affected by Y2K issues. The Spivey Field is affected by a third-party operated gas plant that processes the field's natural gas and may be subject to Y2K issues. Refer to "Third Party Systems-Gas Plant" for a discussion of the gas plant at the Spivey Field. The operations of the remaining fields were not materially effected by Y2K issues.

Contingency Plans: The Company will continue to monitor the operations at its field locations and develop contingency planning if an exposure becomes apparent.

         Third-Party Systems - Oil and Gas Purchasers. The Company utilizes third-party purchasers to sell the oil and gas produced from the wells in which it has a working or royalty interest. The Company also depends on third-party purchasers to remit to the Company its share of the proceeds from the sales of oil and gas. The Company does not directly sell any oil and gas produced from the wells in which it has a working or royalty interest and does not take any oil or gas in kind as an alternative to cash payment. Under a Worst Case Scenario, multiple major purchasers would be temporarily shut down due to Y2K issues, materially adversely effecting the Company's revenues.

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

         Third-Party Systems - Gas Plant. Over 95% of the gas produced in the Spivey Field, a mission-critical system, is sold to a gas plant under a life of the lease casinghead tailgate gas contract. The Company owns approximately 11.5% of the gas plant and related gathering system. Colt Resources Corporation operates the plant. Under a Worst Case Scenario, the gas plant would be shut down less than one month which would not materially adversely effect the Company.

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

         Third-Party Systems - Banking. The Company relies on its banks to deposit checks payable to the Company and credit the checks to the appropriate accounts. The Company also relies on its banks to credit third-party accounts for payment. A Worst Case Scenario would occur if the Company's principal bank is unable to provide certain services for an extended period of time due to Y2K, causing the Company to be materially adversely affected.

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

         Third-Party Systems - Support Functions. The primary material support functions provided by third parties are electrical service, communication service and office space. Under a Worst Case Scenario, all primary support functions would be hindered in the short term.

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


Results of Operations
---------------------

Three months ended March 31, 1999 and 1998
------------------------------------------

        For the three months ended March 31, 1998, the revenues and expenses do not include the Enex Acquisition, the Service Acquisition or the Enex Partnership Acquisition.

        Total revenues for the current period of $3,249,000 were $492,000 higher than the comparable period. The increase in total revenues was due principally to increases in oil and gas revenues of $440,000.

        The increase in oil and gas revenues consisted of a $126,000 increase in oil revenues, a $312,000 increase in gas revenues and a $2,000 increase in other revenues. The increase in oil and gas revenues was the result of higher oil and gas production. Production of oil increased 55% and production of gas increased 78%, over the comparable period. The oil production increase of 51,000 barrels and the gas production increase of 409,000 Mcf, were due primarily to the Enex, Service and Enex Partnership Acquisitions. During the current period, the Company sold 144,000 barrels of oil and 930,000 Mcf of gas, as compared to 93,000 barrels and 521,000 Mcf for the comparable period. The average price received on the gas sold in the current period of $1.61 per Mcf was 29% lower than the $2.28 per Mcf received in the comparable period. The average price received on the oil sold in the current period of $9.87 per barrel was 29% lower than the $13.94 per barrel received in the comparable period.

        Total expenses decreased $292,000 over the comparable period. Due to the growth of the Company, all categories of expenses increased, except dryhole and geological and geophysical expenses.

        Lease operating expenses increased $276,000. The increase was due principally to the additional expenses on the properties acquired in the Enex, Service and Enex Partnership Acquisitions that closed in 1998.

        Geological and geophysical expenses ("G&G expenses") decreased $676,000. In the comparable period, the Company spent approximately $740,000 on the Hawkins Ranch Prospect versus only $4,000 in the current period. The Company began the drilling phase of the Hawkins Ranch Prospect in the current period. No additional G&G expenses are expected to be incurred in the near future on the Hawkins Ranch Prospect.

        Depletion, depreciation and amortization expense increased $231,000. Depletion was higher due to depletion on properties acquired in the Enex, Service and Enex Partnership Acquisitions which closed in 1998.

        During the current period, dryhole expenses decreased by $407,000. In the current period the dryhole expense of $62,000 consisted principally of $36,000 for the dryhole on the Hawkins Ranch Prospect. Dryhole expenses in the comparable period consisted of several unsuccessful wells in Texas, Louisiana and Kansas.

        Interest expense increased $256,000, due primarily to a higher loan balance. The loan balance increased as a result of the funds borrowed to finance the Enex Acquisition and to partially finance the Service and Enex Partnership Acquisitions.

        General and administrative expenses ("G&A") increased $27,000. Increases in several expense categories were offset by decreases in several expense categories. The primary expense increase was due to increases in rent expense, office expense, accounting fees and tax reporting fees relating to the Enex Acquisition. The primary expense decrease was due to decreases in salary expense, legal fees, and bank charges. Salary expense decreased because of the $132,000 performance bonus paid in the comparable period. Excluding the effect of the performance bonus, salary expense would have increased approximately 58% over the comparable period.

        The Company reported an operating loss before minority interest of $1,325,000 for current period versus an operating loss of $2,109,000 for the comparable period. Due to the Enex Acquisition, the Company records a minority interest on its income statement to remove the net income or loss attributable to the minority interest holders of Enex (20%). In the current period the minority interest decreased the operating loss by $10,000.

        The Company reported a deferred income tax benefit of $409,000 in the current period versus a $728,000 benefit in the comparable period.

        The Company reported a net loss of $906,000 for the current period versus a net loss of $1,380,000 for the comparable period. After considering the preferred stock dividend requirement of $143,000 in the current period versus $68,000 in the comparable period, the Company reported a net loss available to common stockholders in the current and comparable periods of $1,048,000 and $1,448,000, respectively.

PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K

        (a) There are no exhibits filed with this report

        (b) On January 14, 1999, the Company filed a Form 8-K under Item 2 describing the acquisition of substantially all of the assets of Enex Consolidated Partners LLP.

                                   SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MIDDLE BAY OIL COMPANY, INC.
                                                   (Registrant)



Date: May 17, 1999                         By: /s/ Frank C. Turner II
                                               ------------------------------
                                               Frank C. Turner II
                                               Vice-President and
                                               Chief Financial Officer