Form 10QSB
period 1999-06-30
MIDDLE BAY OIL CO INC
filed 1999-08-16
CIK 903267

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

                          Common stock, $.02 par value
                      8,534,428 shares as of July 30, 1999

            Transitional Small Business Disclosure Format (check one)
                                 Yes [ ] No [X]

                  MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page
                                                                            No.
                                                                           -----
PART I.  CONSOLIDATED FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

   Consolidated Balance Sheets -
      June 30, 1999 (Unaudited) and December 31, 1998........................  1
   Consolidated Statements of Operations (Unaudited)-
      Three and six months ended June 30, 1999 and 1998 .....................  2
   Consolidated Statements of Cash Flows (Unaudited)-
      Six months ended June 30, 1999 and 1998 ...............................  3
   Notes to Consolidated Financial Statements (Unaudited)....................  4

  Item 2.  Management's Discussion and Analysis
             Of Financial Condition and Results of Operations................ 14

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................... 27

PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                     (UNAUDITED)         (AUDITED)
                                                                                        JUNE            DECEMBER 31
                                                                                        1999               1998
                                                                                   --------------    ---------------
ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                           $1,259,462         $1,040,096
  ACCOUNTS RECEIVABLE                                                                  2,823,514          3,309,043
 ACCOUNTS RECEIVABLE-INSURANCE CLAIM                                                         -              448,083
  OTHER CURRENT ASSETS                                                                   115,263            141,364
                                                                                   --------------    ---------------
    TOTAL CURRENT ASSETS                                                               4,198,239          4,938,586

NON-CURRENT ASSETS
  NOTES RECEIVABLE- STOCKHOLDER                                                          176,590            173,115

PROPERTY (AT COST)
  OIL AND GAS (SUCCESSFUL EFFORTS METHOD)                                             89,706,235         90,849,439
  OTHER                                                                                  831,720            795,323
                                                                                   --------------    ---------------
                                                                                      90,537,955         91,644,762
ACCUMULATED DEPLETION, DEPRECIATION AND AMORTIZATION                                 (40,254,411)       (39,073,584)
                                                                                   --------------    ---------------
                                                                                      50,283,544         52,571,178
OTHER ASSETS                                                                             238,516            257,938
                                                                                   --------------    ---------------
TOTAL ASSETS                                                                         $54,896,889        $57,940,817
                                                                                   ==============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITY OF LONG-TERM DEBT                                                  $1,541,000          $    -
  ACCOUNTS PAYABLE-TRADE                                                               2,216,494          3,643,241
  ACCOUNTS PAYABLE-ENEX LP LIMITED PARTNERS                                                 -               538,750
  ACCOUNTS PAYABLE-REVENUE                                                               368,607            342,931
  OTHER CURRENT LIABILITIES                                                              326,628            275,010
                                                                                   --------------    ---------------
TOTAL CURRENT LIABILITIES                                                              4,452,729          4,799,932

LONG-TERM DEBT                                                                        26,949,567         27,454,567
DEFERRED INCOME TAXES                                                                  1,172,696          1,733,167
OTHER LIABILITIES                                                                        350,031            437,949
MINORITY INTEREST                                                                        893,596            957,369

STOCKHOLDERS' EQUITY

  PREFERRED STOCK, $0.02 PAR, 10,000,000 SHARES AUTHORIZED AT JUNE 30, 1999 AND
     DECEMBER 31, 1998 WITH 266,667 SHARES DESIGNATED SERIES B AND 2,177,481
     SHARES DESIGNATED SERIES C, NONE OTHER ISSUED                                         -                   -

 CONVERTIBLE PREFERRED STOCK SERIES B, $7.50 STATED VALUE,
    266,667 SHARES ISSUED AND OUTSTANDING AT JUNE 30, 1999 AND
    DECEMBER 31, 1998. $2,000,000 AGGREGATE LIQUIDATION PREFERENCE                     3,627,000          3,627,000

 CONVERTIBLE PREFERRED STOCK SERIES C, $5.00 STATED VALUE,
    1,138,827 AND 1,142,663 SHARES ISSUED AND OUTSTANDING AT
     JUNE 30, 1999 AND DECEMBER 31, 1998, RESPECTIVELY.
     $5,694,135 AGGREGATE LIQUIDATION PREFERENCE                                       5,214,238          5,281,937

 COMMON STOCK, $.02 PAR VALUE, 20,000,000 SHARES AUTHORIZED,
   8,556,201 AND 8,552,364 SHARES ISSUED AND OUTSTANDING AT
    JUNE 30, 1999 AND DECEMBER 31, 1998, RESPECTIVELY                                    171,131            171,055

  PAID-IN-CAPITAL                                                                     36,966,689         36,947,588
  ACCUMULATED DEFICIT                                                                (24,832,748)       (23,401,707)
  LESS COST OF TREASURY STOCK; 21,773 SHARES                                             (68,040)           (68,040)
                                                                                   --------------    ---------------
TOTAL STOCKHOLDERS' EQUITY                                                            21,078,270         22,557,833

COMMITMENTS AND CONTINGENCIES
                                                                                   --------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $54,896,889        $57,940,817
                                                                                   ==============    ===============

See accompanying notes to consolidated financial statements.

MIDDLE BAY OIL COMPANY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30         JUNE 30         JUNE 30        JUNE 30
                                                          1999            1998             1999          1998
                                                      -------------   -------------   -------------   ------------
REVENUE
  OIL AND GAS SALES AND PLANT INCOME                   $  3,600,282    $  4,484,670    $  6,672,346    $  7,116,918
  GAIN ON SALE OF PROPERTIES                                232,892           9,068         307,190           9,068
  DELAY RENTAL AND LEASE BONUS INCOME                          --           197,071           3,000         197,071
  OTHER                                                     122,157         117,295         221,934         241,937
                                                       ------------    ------------    ------------    ------------
TOTAL REVENUE                                             3,955,331       4,808,104       7,204,470       7,564,994
                                                       ------------    ------------    ------------    ------------

COSTS AND EXPENSES
  LEASE OPERATING, PRODUCTION TAXES AND PLANT COSTS       1,556,117       2,420,967       3,016,658       3,605,015
  GEOLOGICAL AND GEOPHYSICAL                                 72,159          42,402         141,716         788,115
  DEPRECIATION, DEPLETION AND AMORTIZATION                1,230,910       1,906,806       2,580,540       3,024,942
  DRYHOLE                                                     1,442        (161,687)         63,631         307,264
  INTEREST                                                  509,689         557,388       1,021,445         812,841
  STOCK COMPENSATION                                           --            33,750            --            67,500
  GENERAL AND ADMINISTRATIVE                                819,787       1,148,791       1,936,249       2,232,206
  OTHER                                                     205,534          18,359         209,389          28,347
                                                       ------------    ------------    ------------    ------------
TOTAL COSTS AND EXPENSES                                  4,395,638       5,966,776       8,969,628      10,866,230


LOSS BEFORE INCOME TAX BENEFIT AND MINORITY INTEREST       (440,307)     (1,158,672)     (1,765,158)     (3,301,236)

MINORITY INTEREST                                           (54,003)       (148,686)        (63,773)       (148,686)
                                                       ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAX BENEFIT                             (386,304)     (1,009,986)     (1,701,385)     (3,152,550)

INCOME TAX BENEFIT                                         (146,516)       (343,395)       (556,010)     (1,071,867)
                                                       ------------    ------------    ------------    ------------
NET LOSS                                                   (239,788)       (666,591)     (1,145,375)     (2,080,683)

DIVIDENDS TO PREFERRED STOCKHOLDERS                         142,833            --           285,666          67,945
                                                       ------------    ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS           ($   382,621)   ($   666,591)   ($ 1,431,041)   ($ 2,148,628)
                                                       ============    ============    ============    ============

NET LOSS PER SHARE
   Basic                                               ($      0.04)   ($      0.08)   ($      0.17)   ($      0.28)
                                                       ============    ============    ============    ============
   Diluted                                             ($      0.04)   ($      0.08)   ($      0.17)   ($      0.28)
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                  8,531,567       8,530,592       8,531,080       7,625,124
                                                       ============    ============    ============    ============
   Diluted                                                8,531,567       8,530,592       8,531,080       7,625,124
                                                       ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

MIDDLE BAY OIL COMPANY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED  (UNAUDITED)

                                                                                        JUNE 30             JUNE 30
                                                                                           1999               1998
                                                                                    ----------------   ---------------
OPERATING ACTIVITIES
NET LOSS                                                                               ($1,145,375)       ($2,080,683)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  DEPLETION, DEPRECIATION AND AMORTIZATION                                               2,580,540          3,024,942
  DRYHOLE COSTS                                                                             63,631            307,264
  STOCK COMPENSATION EXPENSE                                                                     -             67,500
  GAIN ON SALE OF PROPERTIES                                                              (307,190)            (9,068)
  DEFERRED INCOME TAX BENEFIT                                                             (560,471)        (1,071,867)
  MINORITY INTEREST                                                                        (63,773)          (148,686)
  OTHER CHARGES                                                                            100,000                  -
CHANGES IN CURRENT ASSETS AND LIABILITIES, NET
OF ACQUISITION EFFECTS:
  ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS                                           1,108,599            349,860
  ACCOUNTS PAYABLE, REVENUE PAYABLE,
  AND OTHER CURRENT LIABILITIES                                                         (1,536,610)           693,861
                                                                                   ----------------    ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  239,351          1,133,123

INVESTING ACTIVITIES
  PROCEEDS FROM SALES OF PROPERTIES                                                        321,890            508,963
  ADDITIONS TO OIL AND GAS PROPERTIES                                                   (1,242,641)        (2,198,350)
  ACQUISITION OF ENEX RESOURCES CORPORATION, NET OF
     CASH ACQUIRED OF $4,698,211                                                                 -        (11,329,203)
  ACQUISITION OF ASSETS OF SERVICE DRILLING CO.                                                  -         (6,313,373)
  OTHER ASSETS                                                                             (10,677)          (332,749)
  ADVANCES TO STOCKHOLDER                                                                   (3,475)            (3,474)
                                                                                   ----------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (934,903)       (19,668,186)

FINANCING ACTIVITIES
  PROCEEDS FROM DEBT ISSUED                                                              1,036,000         32,469,604
  PRINCIPAL PAYMENTS ON DEBT                                                                     -        (12,839,713)
  PREFERRED STOCK DIVIDENDS                                                                (72,564)           (67,945)
  REGISTRATION COSTS ON SERIES C PREFERRED STOCK                                           (48,518)          (416,736)
  OTHER                                                                                          -           (135,719)
                                                                                   ----------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  914,918         19,009,491

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  219,366            474,428
CASH AND CASH EQUIVALENTS- BEGINNING                                                     1,040,096          1,587,184
                                                                                   ----------------    ---------------
CASH AND CASH EQUIVALENTS- ENDING                                                       $1,259,462         $2,061,612
                                                                                   ================    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
    INTEREST PAID IN CASH                                                               $1,050,158           $835,658
                                                                                   ================    ===============
    PREFERRED DIVIDENDS INCURRED BUT NOT PAID                                             $213,100                  -
                                                                                   ================    ===============

    CONVERSION OF SERIES A PREFERRED STOCK                                                       -        $10,000,000
                                                                                   ================    ===============

    COMMON STOCK ISSUED AS FINDERS' FEE
      IN ENEX RESOURCES CORP. TENDER OFFER                                                       -           $245,231
                                                                                   ================    ===============

    COMMON STOCK ISSUED IN ACQUISITION OF ASSETS
      FROM SERVICE DRILLING CO., LLC                                                             -         $5,078,250
                                                                                   ================    ===============

See accompanying notes to consolidated financial statements.

                  MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)

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

        BASIS OF PRESENTATION

             In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 1999 and December 31, 1998 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 1999 and 1998.

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

                               June 30, 1999
                                 (Unaudited)


(1)     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        EARNINGS PER SHARE

             Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options, warrants and convertible preferred stock. A weighted average of 1,437,414 and 1,462,112 common stock equivalents in 1999 and 392,108 and 393,677 common stock equivalents in 1998, are not considered in the calculation of diluted earnings per share for the six and three month periods ending June 30, respectively, due to the net loss recorded during these periods.

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

         The allocation of the purchase price is summarized as follows: (in thousands)

         Working capital                                                       $ 5,640
         Oil and gas properties (proved and unproved)                           19,090
         Minority interest                                                      (7,669)
                                                                               -------
         Total                                                                 $17,061
                                                                               =======

                   MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                  June 30, 1999
                                    (Unaudited)


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

         On December 29, 1998, the Company completed the acquisition of the Enex Partnership (the "Enex Partnership Acquisition"). The transaction consisted of an exchange offer whereby the Company offered to exchange 2.086 shares of Series C Preferred stock ("Series C") for each Enex Partnership unit (the "Exchange Offer"). In connection with the Exchange Offer, the Company submitted a proposal to investors in the Enex Partnership to amend the partnership agreement to provide for the transfer of all of the assets and liabilities of the Enex Partnership to the Company as of October 1, 1998 and dissolve the Enex Partnership. The Exchange Offer was approved on December 29, 1998 and the Company issued 2,177,481 Series C shares for 100% of the outstanding limited partner units. At the close of the Exchange Offer, the Enex Partnership had 1,102,631 units outstanding. Enex was issued 1,293,521 Series C shares for its 56.2% ownership of the Enex Partnership. The remaining 883,959 Series C shares were issued to the limited partners that elected to take Series C shares in lieu of cash. Certain dissenting limited partners were paid $516,000 in January 1999. Because of the dissenting limited partners, Enex owns 59.4% of the Series C shares, of which 20% (258,704 shares) are considered outstanding and held by third parties.

                MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                               June 30, 1999
                                 (Unaudited)

(2)  ACQUISITIONS (continued)

         The cost of acquiring 100% of the outstanding limited partner units was approximately $11.9 million, consisting of the following (in thousands):

         Estimated fair value of 2,177,481 shares
         of Company Series C preferred stock                    $10,887
         Cash consideration                                         539
         Legal, accounting and other expenses                       431
                                                                -------
         Total                                                  $11,857
                                                                =======

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
                                                               =======

                   MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                  June 30, 1999
                                    (Unaudited)

(2)  ACQUISITIONS (continued)

          The following pro forma data presents the results of the Company for the six months ended June 30, 1998, as if the acquisitions of Service, Enex and the Enex Partnership had occurred on January 1, 1998. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation and depletion related to the properties and businesses acquired, preferred stock dividends on preferred stock issued, and the related income tax effects (in thousands, except per share amounts):

                                                                                 ProForma
                                                                            Six Months Ended
                                                                               June 30, 1998
                                                                               (Unaudited)
              Total revenues                                                     $12,743
              Net loss available to stockholders                                  (3,192)
              Net loss per share available to stockholders                         (0.40)

(3) ACCOUNTS RECEIVABLE-INSURANCE CLAIM

         The Company owns a 100% working interest in the Louis Mayard #1 well (the "Well") located in the Esther Field in Vermillion Parish, Louisiana. Due to a failed recompletion attempt and the inability of the Company to shut in the Well using normal operating methods, the Company incurred approximately $1,856,000 during 1998 to gain control of the Well using special crews. On November 4, 1998, the insurance company made a partial payment to the Company under its well control insurance policy of approximately $1,408,000. In April, 1999 the Company was paid $388,000 in final settlement of all claims related to the Well. The Company had recorded the estimated remaining amount due from the insurance company in current assets as Accounts Receivable-Insurance Claim.

                     MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                                    June 30, 1999
                                      (Unaudited)

(4)  LONG-TERM DEBT

                                                                          June 30       December 31
                                                                           1999              1998
                                                                        -----------     -----------
Reducing revolving line of credit of up to $100,000,000
  due April 1, 2001, secured by oil and gas properties,
  monthly borrowing base reductions of $250,000 effective
  May 1, 1999 and monthly payments of interest at Libor plus
  2.00% and prime. At June 30, 1999 the Libor and prime
  rates were 5.30% and 7.75%, respectively                               28,490,567      27,454,567
Less current maturities                                                  (1,541,000)          ---
                                                                        -----------     -----------

Long-term debt excluding current
  maturities                                                            $26,949,567     $27,454,567
                                                                        ===========     ===========

         In connection with the Enex Acquisition the Company entered into a new reducing revolving line of credit agreement (the "$100 million Revolver"). The $100 million Revolver is subject to semi-annual borrowing base redeterminations which are affected by acquisitions and dispositions of assets. The borrowing base at June 30, 1999 was $30.5 million and monthly borrowing base reduction requirements are $250,000.

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

        At June 30, 1999, the Company had borrowed $28,490,567 and had $550,432 of outstanding letters of credit. As of June 30, 1999, the Company is paying Libor plus 2.00% on a ninety day Libor loan for $26,505,605 and prime on $1,984,962.

                      MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements

                                     June 30, 1999
                                       (Unaudited)

(4) LONG-TERM DEBT (continued)

        Effective May 1, 1999, the borrowing base was redetermined to be $31 million with monthly borrowing base reductions of $250,000. The amount available under the borrowing base, less outstanding letters of credit, at June 30, 1999, was $1.4 million. The next redetermination is expected to be October 1, 1999. Pursuant to the terms of the $100 million Revolver, if the borrowing base is less than the outstanding principal balance plus outstanding letters of credit, the Company has sixty days, after receipt of notice from the Banks, to cure the excess by prepayment, providing additional collateral or a combination of both.

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

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 June 30, 1999
                                  (Unaudited)

 (5) COMMON STOCK

        On February 10, 1999 and January 13, 1998, the Board of Directors granted to certain employees and directors, options with exercise prices of $1.50 and $5.75 per share, respectively, to acquire 200,000 and 232,000 shares of Company common stock, respectively. All of the options were granted under the 1995 Stock Option and Stock Appreciation Rights Plan at fair market value and will expire five years from date of grant if not exercised.


 (6) COMMITMENTS AND CONTINGENCIES

        In March 1995, the Board of Directors adopted an employee incentive compensation plan (the "Plan") for the benefit of Company employees. The Plan benefits are equal to one percent (1%) of the annual net profit from oil and gas properties acquired or discovered on or after January 1, 1994 and one percent (1%) of the annual sales proceeds from any oil and gas properties sold on or after January 1, 1994. The Compensation Committee of the Board of Directors has sole authority regarding the amount and timing of payment of any Plan benefits to eligible employees. The Plan benefits are not accrued as an expense in the financial statements because the likelihood that the Compensation Committee would determine that the benefits would be payable to eligible employees is less than probable. Effective June 30, 1999 and December 31, 1998, the Plan benefits were approximately $226,000 and $186,000.

         On July 26, 1999, the Compensation Committee authorized, contingent on the closing of the securities purchase agreement with 3TEC (See Footnote 9-Subsequent Events), the payment of all of the Plan benefits to eligible employees. If the securities purchase agreement does not close, the Plan will continue and the date of payment and amount of payment, if any, will be determined by the Compensation Committee.

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

                   MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                   June 30, 1999
                                    (Unaudited)


 (7) HEDGING ACTIVITIES

        In April, the Company entered into costless collar hedges for approximately 3,650 Mcf per day with a weighted average floor and ceiling of $2.06 and $2.20, for the months of May through October. During the current period, the Company incurred a hedging loss of $13,000.

(8) SUBSEQUENT EVENTS

    On July 1, 1999, the Company entered into a Securities Purchase Agreement(the "Agreement') with 3TEC Energy Corporation, a privately-held company ("3TEC"), whereby, for $10,700,000, the Company would issue 4,755,556 shares of common stock and 3,600,000 warrants (the "Warrants") and a 5-year senior subordinated convertible note with a face value of $10,700,000 (the "Note"). The Warrants may be exercised for up to 3,600,000 shares of common stock at an exercise price of $1 per share. Sixty percent of the Warrants may be exercised immediately. The remaining 40% will be exercisable over a 4-year period commencing 12 months from the closing date of the Agreement. The Note will bear interest at a rate of 9% per annum and is convertible into 3,566,667 shares of common stock.

   The closing of the transaction is expected to occur in August, 1999.

   At closing, 3TEC will become the Company's largest shareholder with ownership of approximately 36% of the then outstanding common stock. If 3TEC chooses to fully exercise the Warrants and fully convert the Note to common shares, 3TEC would control approximately 58% of the then issued and outstanding shares of common stock of the Company.

                    MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

                                    June 30, 1999
                                     (Unaudited)


(8) SUBSEQUENT EVENTS (continued)

       Under the terms of a shareholders agreement to be executed at closing, 3TEC will have the right to designate three members of a new five-person Board of Directors. Certain other major shareholders of the Company will have the right to designate the other two board members. At closing, the President of 3TEC will become Chairman, President and Chief Executive Officer of the Company and the former president of the Company will become Executive Vice-President.

         Upon the closing of the Agreement with 3TEC, the Company expects to add eight full-time employees. The Company also expects to assume the rent and administrative costs of office space in Dallas, Texas where these employees will be working.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

    Cash flow from operating activities for the current period of $239,000 decreased $894,000 from the comparable period. The decrease in cash flow was due primarily to working capital changes offset partially by lower geological and geophysical expenses and general and administrative expenses. Cash flow from oil and gas properties (oil and gas revenues and plant income less lease operating expenses, production taxes and plant costs) increased $144,000 over the comparable period. Oil prices increased 3%, while oil production decreased 5%. Gas prices decreased 14%, while gas production increased 7%. The change in working capital was caused principally by timing differences in the payment of expenses and receipt of revenues.

        Cash additions to oil and gas properties were lower than the comparable period due primarily to less exploratory and developmental drilling in the current period. The amount spent on acquisitions is lower due to no acquisitions in the current period versus the Enex and Service Acquisitions that closed in the comparable period. The Company acquired approximately 79% of Enex common stock for cash in a tender offer that closed March 27, 1998 and acquired the oil and gas assets of Service Drilling Co., LLC and certain affiliates for cash and stock in a transaction that closed April 16, 1998.

        During the current period, the Company was advanced $516,000 on the $100 million Revolver to pay the dissenting limited partners in the Enex Partnership Acquisition and $520,000 to pay for developmental drilling projects on several of its major properties. In the comparable period, the Company refinanced its existing debt and financed the Enex and Service Acquisitions with proceeds from the $100 million Revolver. The Company made no principal payments on the $100 million Revolver during the current period. In the comparable period, the Company made principal payments of $1,881,000.

        In the current period, the Company paid approximately $72,000 in dividends on the Series C preferred stock issued in the Enex Acquisition. The amount paid represents a portion of the total $143,000 of dividends accrued for the three months ended March 31, 1999. An additional $143,000 was accrued in the current period. All of the dividends accrued were not immediately paid in cash because of unknown addresses and non-receipt of preferred stock issuance forms.

        The Company's operating activities provided net cash of $239,000 for the current period. During this period, net cash from operations, property sales, $100 million Revolver advances and cash on hand was used principally for leasehold acquisitions, exploratory and developmental drilling and geological and geophysical expenses. Approximately $167,000 was spent on leasehold and legal costs on the Hawkins Ranch Prospect. Approximately

$908,000 was spent on exploratory and developmental drilling and approximately $167,000 was spent on abandonment costs on a field in Florida. The principal exploratory well in the current period was the Hawkins 60 #1, a $36,000 dry hole drilled on the Hawkins Ranch Prospect. The principal developmental expenditure in the current period was a recompletion in the Murphy Lake Field for approximately $351,000. The remaining exploratory and developmental work was throughout several fields.

        The Company had current assets of $4,198,000 and current liabilities of $4,453,000, which resulted in a working capital deficit of $255,000 as of June 30, 1999. The current period deficit was a decrease in working capital of $394,000 from working capital of $139,000 as of December 31, 1998. Working capital decreased primarily due to the higher current maturity of long-term debt and lower accounts receivable. The current maturity of long-term debt increased from December 31, 1998 because the amount of debt outstanding increased and the borrowing base decreased since December 31, 1998. The Company's current ratio of 1.44, calculated under the terms of the $100 million Revolver agreement, which excludes current maturities of debt due under the $100 million Revolver, was in excess of the 0.90 to 1.00 required.

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

         The borrowing base at June 30, 1999 was $30.5 million. Effective May 1, the borrowing base was redetermined to be $31 million with monthly borrowing base reductions of $250,000. At June 30, 1999 the Company had borrowed $28,491,000 and had $550,000 of outstanding letters of credit. During the current period, the Company did not make any payments and was advanced $1,036,000 under the $100 million Revolver. The Company is currently paying Libor plus 2.00% on a ninety day Libor loan for $26,506,000 and prime on $1,985,000.

         At June 30, 1999, the amount available under the borrowing base on the $100 million revolver was approximately $1.4 million. Pursuant to the terms of the $100 million Revolver, if the borrowing base is less than the outstanding principal balance plus outstanding letters of credit the Company has sixty days, after receipt of notice from the Banks, to cure the excess by prepayment, providing additional collateral or a combination of both. The next redetermination is expected to be October 1, 1999.

         The Company paid a facility fee equal to 3/8% of the initial borrowing base and is required to pay 3/8% on any future increase in the borrowing base within five days of written notice. The Company is required to pay a quarterly commitment fee on the unused portion of the borrowing base of 1/2 % if the outstanding loan balance plus letters of credit are greater than 50% of the borrowing base or 3/8 % if the outstanding loan balance plus letters of credit are less than or equal to 50% of the borrowing base. The Company is required to pay a letter of credit fee on the date of issuance or renewal of each letter of credit equal to the greater of $500 or 1 1/2 % of the face amount of the letter of credit.

         The Company has granted to the Banks liens on substantially all of the Company's oil and natural gas properties, whether currently owned or hereafter acquired, and a negative pledge on all other oil and gas properties.

         The $100 million Revolver requires, among other things, a cash flow coverage ratio of 1.25 to 1.00 and a current ratio, excluding the current maturity of the $100 million Revolver, of 0.9 to 1.00, determined on a quarterly basis. As of June 30, 1999 the Company was in compliance with the cash flow and current ratio covenants. Because the borrowing base was higher than the debt and letters of credit outstanding during the current period, no debt payments were required.

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

COMMON STOCK AND CONVERTIBLE NOTE SALE TO 3TEC ENERGY CORPORATION

         On July 1, 1999, the Company entered into a Securities Purchase Agreement(the "Agreement') with 3TEC Energy Corporation, a privately-held company ("3TEC"), whereby, for $10,700,000, the Company would issue

4,755,556 shares of common stock and 3,600,000 warrants (the "Warrants") and a 5-year senior subordinated convertible note with a face value of $10,700,000 (the "Note"). The Warrants may be exercised for up to 3,600,000 shares of common stock at an exercise price of $1 per share. Sixty percent of the Warrants may be exercised immediately. The remaining 40% will be exercisable over a 4-year period commencing 12 months from the closing date of the Agreement. The Note will bear interest at a rate of 9% per annum and is convertible into 3,566,667 shares of common stock.

         The closing of the transaction is expected to occur in August, 1999.

         At closing, 3TEC will become the Company's largest shareholder with ownership of approximately 36% of the then outstanding common stock. If 3TEC chooses to fully exercise the Warrants and fully convert the Note to common shares, 3TEC would control approximately 58% of the then issued and outstanding shares of common stock of the Company.

         Under the terms of a shareholders agreement to be executed at closing, 3TEC will have the right to designate three members of a new five-person Board of Directors. Certain other major shareholders of the Company will have the right to designate the other two board members. At closing, the President of 3TEC will become Chairman, President and Chief Executive Officer of the Company and the former president of the Company will become Executive Vice-President.

ADDITIONAL COSTS AND EMPLOYEES ASSOCIATED WITH THE SECURITIES SALE TO 3TEC ENERGY CORPORATION

         Upon the closing of the Agreement with 3TEC, the Company expects to add eight full-time employees. The Company also expects to assume the rent and administrative costs of office space in Dallas, Texas where these employees will be working.

PROPERTY SALES

         During the six month period ending June 30, 1999, the Company received approximately $309,000 in cash from the sales of non-strategic oil and gas properties. The Company accrued an additional $225,000 from the sale of an oil and gas property that closed subsequent to June 30, 1999. The Company recorded a gain of $295,000 on the sale of the oil and gas properties.

         Subsequent to the May 1 borrowing base redetermination, the loan value of the sold properties was insignificant and did not reduce the borrowing base.

FUTURE CAPITAL REQUIREMENTS

         The Company has made and will continue to make, substantial capital expenditures for acquisition, development and exploration of oil and natural gas reserves. In fact, because the Company's principal natural gas and oil reserves are depleted by production, its success is dependent upon the results of its acquisition, development and exploration activities.

         The Company expects to incur a minimum of approximately $1,000,000 in capital expenditures over the next twelve months. The Company expects that available cash, cash flows from operations and cash proceeds from asset sales of certain non-core properties will be sufficient to fund the planned capital expenditures through June 2000 in addition to funding interest and principal requirements on the $100 million Revolver. However, the Company may require additional borrowings under the $100 million Revolver or additional equity funding to raise additional capital to fund any acquisitions.

         The Company expects to participate in two exploratory wells on the Hawkins Ranch Prospect in addition to the dry hole drilled in the first quarter of 1999. The next two wells are expected to be spudded in August and November. The estimated drilling and completion cost on these two wells is expected to be $723,000.

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

         At June 30, 1999, the amount available under the borrowing base on the $100 million revolver was approximately $1.4 million. Assuming no other changes, the amount available to be borrowed at October 1, the next borrowing base redetermination date, will be approximately $0.4 million.

         Amounts spent on debt retirement due to reductions in the borrowing base reduce the cash available to spend on acquisition, development and exploration activities and, accordingly, oil and natural gas revenues and operating results may be adversely affected.

CURRENT ACTIVITIES

         As of August 15, 1999, there were four developmental wells drilling.

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

         ACCOUNTING SOFTWARE SYSTEMS. The Company relies solely on the software accounting packages ("Accounting Packages") to provide management with various reports that allow managers to determine the cash flow and profitability of individual properties and of the Company as a whole. Management also relies on the Accounting Packages to provide financial information necessary to prepare quarterly and annual financial reports that are sent to the Securities and Exchange Commission, NASDAQ Stock Market, banks and stockholders. In addition, the Company relies on the Accounting Packages to process and print checks to be sent to working and royalty interest owners for their share of the monthly oil and gas sales, to process and print checks for payment to vendors and to process and print monthly joint-interest statements to be sent to working interest owners in Company-operated oil and gas properties. Under a Worst Case Scenario, all accounting functions would have to be completed manually, significantly hindering the Company's ability to complete the above-described mission-critical tasks.

Status: The Company has updated its accounting systems. Testing was completed on June 30, 1999 and all primary functions utilizing dates functioned properly.

Contingency Plans:  Based on the results of the independent testing of the
                    Accounting Software System, the Y2K Team believes the risk of the Accounting Software System being adversely affected by Y2K is remote. If the Accounting Software System is adversely affected by Y2K, the Company has developed various contingency plans which include the utilization of support personnel and the performance of manual tasks.

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

Status: The Company's principal bank currently has a formal Y2K Plan in effect and has substantially remediated and tested all of its non-compliant, in-house and vendor-supported mission-critical systems as of June 30, 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

        For the three months ended June 30, 1998, the revenues and expenses include the Enex Acquisition and do not include the Enex Partnership Acquisition. The Service Acquisition is included in the revenues and expenses for the months of May and June.

        Total revenues for the current period of $3,955,000 were $853,000 lower than the comparable period. The decrease in total revenues was due principally to decreases in oil and gas revenues of $884,000.

        The decrease in oil and gas revenues consisted of a $205,000 decrease in oil revenues, a $624,000 decrease in gas revenues and a $55,000 decrease in other revenues. The decrease in oil and gas revenues was the result of lower oil and gas production. Production of oil and gas decreased 38% and 25%, respectively, over the comparable period. Normal production decline and the property sales in the second half of 1998 contributed to the declines in oil and gas production. During the current period, the Company sold 106,000 barrels of oil and 865,000 Mcf of gas, as compared to 171,000 barrels and 1,160,000 Mcf for the comparable period. The average price received on the gas sold in the current period of $2.07 per Mcf was approximately equal to the price received in the comparable period. The average price received on the oil sold in the current period of $16.32 per barrel was 44% higher than the $11.34 per barrel received in the comparable period.

        In April, the Company entered into costless collar hedges for approximately 3,650 Mcf per day with a weighted average floor and ceiling of $2.06 and $2.20, for the months of May through October. During the current period, the Company incurred a hedging loss of $13,000.

        Total expenses decreased $1,571,000 over the comparable period. The primary reason for the total expense decrease was lower lease operating expenses, production taxes and plant costs ("lease operating expenses") and depletion.

        Lease operating expense decreased $865,000. Property sales in the second half of 1998 contributed to the lower lease operating expenses.

        Geological and geophysical expenses ("G&G expenses") increased $30,000. In the current and comparable periods, the Company incurred approximately $72,000 and $42,000, respectively, of G&G expenses. The principal G&G expenses in the current and prior periods were attributable to the Hawkins Ranch Prospect. No material, additional G&G expenses are expected to be incurred in the near future on the Hawkins Ranch Prospect.

        Depletion, depreciation and amortization expenses decreased $676,000. Reserve write-downs and property sales in the second half of 1998 contributed to the lower depletion, depreciation and amortization expenses.

        During the current period, dryhole expense increased by $163,000 due to a dryhole credit of $166,000 in the comparable period. The dryhole expense in the current period of $1,000 was due to additional charges incurred on previous dryholes. No dryholes were drilled in the current period.

        Interest expense decreased $48,000. A lower loan balance and lower interest rates resulted in lower interest expense. The loan balance decreased as a result of principal payments from property sales proceeds and required principal payments.

        Stock compensation decreased $34,000. No stock compensation expense was incurred in the current period. The stock compensation expense in the prior period was due to the vesting of restricted stock granted to certain executive officers of the Company in February 1997. The stock became fully vested on June 30, 1998.

        General and administrative expenses ("G&A") decreased $329,000. Decreases in several expense categories contributed to the decrease. The primary expense decrease was due to decreases in salary expense, office expense, rent expense and legal fees. The staff reductions at Enex and the closing of the Enex offices at Kingwood contributed largely to the salary, office and rent expense decreases.

        Other expenses increased $187,000. Bad debt expense of $100,000 and other miscellaneous account adjustments resulted in the expense increase.

        The Company reported an operating loss before minority interest of $440,000 for current period versus an operating loss of $1,159,000 for the comparable period. Due to the Enex Acquisition, the Company records a minority interest on its income statement to remove the net income or loss attributable to the minority interest holders of Enex (20%). In the current and comparable periods, the minority interest decreased the operating loss by $54,000 and $149,000, respectively. The minority interest in the current period accounted only for the Enex operations while the minority interest in the comparable period accounted for the operations of Enex and the Enex Partnership. The Enex Partnership was acquired by the Company effective October 1, 1998.

        The Company reported a deferred income tax benefit of $146,000 in the current period versus a $344,000 benefit in the comparable period.

        The Company reported a net loss of $240,000 for the current period versus a net loss of $666,000 for the comparable period. After considering the preferred stock dividend requirement of $143,000 in the current period versus none in the comparable period, the Company reported a net loss available to common stockholders in the current and comparable periods of $383,000 and $666,000, respectively. The preferred dividends in the current period represent three months of accrued dividends on the Series C preferred stock.


SIX MONTHS ENDED JUNE 30, 1999 AND 1998

        For the six months ended June 30, 1998, the revenues and expenses include the Enex Acquisition for the period April through June and do not include the Enex Partnership Acquisition. The Service Acquisition is included in the revenues and expenses for the months of May and June.

        Total revenues for the current period of $7,204,000 were $360,000 lower than the comparable period. The decrease in total revenues was due principally to decreases in oil and gas revenues of $444,000.

        The decrease in oil and gas revenues consisted of a $79,000 decrease in oil revenues, a $312,000 decrease in gas revenues and a $53,000 decrease in other revenues. The decrease in oil revenues was the result of lower oil production. The decrease in gas revenues was the result of lower gas prices. Oil production decreased 5% and gas production increased 7%, over the comparable period. Normal production decline and property sales in the second half of 1998 reduced oil and gas production over the comparable period. The Enex, Service and Enex Partnership Acquisitions, which closed subsequent to the March 26, 1998, increased oil and gas production over the comparable period. During the current period, the Company sold 251,000 barrels of oil and 1,795,000 Mcf of gas, as compared to 264,000 barrels and 1,681,000 Mcf for the comparable period. The average price received on the gas sold in the current period of $1.83 per Mcf was 14% lower than the $2.13 per Mcf received in the comparable period. The average price received on the oil sold in the current period of $12.61 per barrel was 3% higher than the $12.26 per barrel received in the comparable period.

        In April, the Company entered into costless collar hedges for approximately 3,650 Mcf per day with a weighted average floor and ceiling of $2.06 and $2.20, for the months of May through October. During the current period, the Company incurred a hedging loss of $13,000.

        Total expenses decreased $1,897,000 over the comparable period. The primary reason for the total expense decrease was lower lease operating expenses, production taxes and plant costs ("lease operating expenses"), geological and geophysical expenses and depletion.

        Lease operating expense decreased $588,000. Property sales in the second half of 1998 contributed to the lower lease operating expenses.

        Geological and geophysical expenses ("G&G expenses") decreased $646,000. In the current and comparable periods, the Company incurred approximately $142,000 and $788,000, respectively, of G&G expenses. The principal G&G expenses in the current and prior periods were attributable to the Hawkins Ranch Prospect. No material, additional G&G expenses are expected to be incurred in the near future on the Hawkins Ranch Prospect.

        Depletion, depreciation and amortization expenses decreased $444,000. Reserve write-downs and property sales in the second half of 1998 contributed to the lower depletion, depreciation and amortization expenses.

        During the current period, dryhole expense decreased by $244,000. The dryhole expense in the current period of $64,000 was due primarily to the $36,000 Hawkins 60 #1 dryhole drilled in the first quarter. The dryhole expense in the prior period of $307,000 consisted principally of a $199,000 dryhole on the S. Highbaugh Prospect and additional dryhole expense of $102,000 on two dryholes in the Reflection Ridge Prospect.

        Interest expense increased $209,000 due to a higher average loan balance. The loan balance was lower in the first quarter of the comparable period compared to the second quarter of the comparable period because the Enex Acqusition closed on March 27, 1998 and the Service Acquisition closed on April 16, 1998. In addition, advances on the $100 Million Revolver occurred in February and April of the current period.

        General and administrative expenses ("G&A") decreased $296,000. Decreases in several expense categories contributed to the decrease. The primary expense decrease was due to decreases in salary expense, office expense and legal fees. The staff reductions at Enex and the closing of the Enex offices at Kingwood contributed largely to the salary and office expense decreases.

        Stock compensation decreased $67,000. No stock compensation expense was incurred in the current period. The stock compensation expense in the prior period was due to the vesting of restricted stock granted to certain executive officers of the Company in February 1997. The stock became fully vested on June 30, 1998.

        Other expenses increased $181,000. Bad debt expense of $100,000 and other miscellaneous account adjustments resulted in the expense increase.

        The Company reported an operating loss before minority interest of $1,765,000 for current period versus an operating loss of $3,301,000 for the comparable period. Due to the Enex Acquisition, the Company records a minority interest on its income statement to remove the net income or loss attributable to the minority interest holders of Enex (20%). In the current and comparable periods, the minority interest decreased the operating loss by $64,000 and $149,000, respectively. The minority interest in the current period accounted only for the Enex operations while the minority interest in the comparable period accounted for the operations of Enex and the Enex Partnership. The Enex Partnership was acquired by the Company effective October 1, 1998.

        The Company reported a deferred income tax benefit of $556,000 in the current period versus a $1,072,000 benefit in the comparable period.

        The Company reported a net loss of $1,145,000 for the current period versus a net loss of $2,081,000 for the comparable period. After considering the preferred stock dividend requirement of $286,000 in the current period versus $67,000 in the comparable period, the Company reported a net loss available to common stockholders in the current and comparable periods of $1,431,000 and $2,149,000, respectively. The preferred dividends in the current period represent six months of accrued dividends on the Series C preferred stock. The preferred dividend in the comparable period represents accrued dividends on the Series A preferred stock.

ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). The Statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. The Statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of the Statement on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

        The Company may make forward looking statements, oral or written, including statements in this report, press releases and other filings with the SEC, relating to the Company's drilling plans, capital expenditures, the ability of expected sources of liquidity to support working capital and capital expenditure requirements, and the Company's financial position, business strategy and other plans and objectives for future operations. Such statements involve risks and uncertainties, including those relating to the Company's dependence on acquisitions and exploratory drilling, the volatility of oil and gas prices, the substantial capital requirements of the Company's business and other factors detailed in filings with the SEC. All subsequent oral and written forward looking statements attributable to the Company are expressly qualified in their entirety by these factors. The Company assumes no obligation to update these statements.


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) There are no exhibits filed with this report

        (b) On July 16, 1999, the Company filed a Form 8-K under Item 1 describing the securities purchase agreement between the Company and 3TEC Energy Corporation.

                                  SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MIDDLE BAY OIL COMPANY, INC.
                                                   (Registrant)



        Date:  August 16, 1999                By:  /s/ Frank C. Turner II
                                                  ------------------------
                                                   Frank C. Turner II
                                                   Vice-President and
                                                   Chief Financial Officer