Form 10QSB
period 1999-09-30
MIDDLE BAY OIL CO INC
filed 1999-11-15
CIK 903267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

               For the quarterly period ended September 30, 1999

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
   EXCHANGE ACT

        For the transition period from ______________ to ______________

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

                            ------------------------

                         1221 LAMAR STREET, SUITE 1020
                               HOUSTON, TX 77010
                    (Address of principal executive offices)

                            ------------------------

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

                          Common stock, $.02 par value
                    14,439,631 shares as of November 4, 1999

           Transitional Small Business Disclosure Format (check one)

                               Yes / /    No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                                     INDEX

                                                                PAGE
                                                                NO.
                                                                ----
PART I. CONSOLIDATED FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

    Consolidated Balance Sheets--
      September 30, 1999 (Unaudited) and December 31,
     1998...................................................      1
    Consolidated Statements of Operations (Unaudited)--
      Three and nine months ended September 30, 1999 and
     1998...................................................      2
    Consolidated Statements of Cash Flows (Unaudited)--
      Nine months ended September 30, 1999 and 1998.........      3
    Notes to Consolidated Financial Statements
     (Unaudited)............................................      4

  Item 2. Management's Discussion and Analysis Of Financial
    Condition and Results of Operations.....................     13

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................     26
Item 6.  Exhibits and Reports on Form 8-K...................     26

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER    DECEMBER 31
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
ASSETS

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS.................................  $25,076,465   $ 1,040,096
  ACCOUNTS RECEIVABLE.......................................   2,716,165      3,309,043
  ACCOUNTS RECEIVABLE-INSURANCE CLAIM.......................          --        448,083
  OTHER CURRENT ASSETS......................................      90,567        141,364
                                                              -----------   -----------
    TOTAL CURRENT ASSETS....................................  27,883,197      4,938,586
NON-CURRENT ASSETS
  NOTES RECEIVABLE--STOCKHOLDER.............................          --        173,115
PROPERTY (AT COST)
  OIL AND GAS (SUCCESSFUL EFFORTS METHOD)...................  80,659,521     90,849,439
  OTHER.....................................................     988,579        795,323
                                                              -----------   -----------
                                                              81,648,100     91,644,762
ACCUMULATED DEPLETION, DEPRECIATION AND AMORTIZATION........  (34,486,362)  (39,073,584)
                                                              -----------   -----------
                                                              47,161,738     52,571,178
OTHER ASSETS................................................     637,875        257,938
                                                              -----------   -----------
TOTAL ASSETS................................................  $75,682,810   $57,940,817
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITY OF LONG-TERM DEBT........................  $4,314,318    $        --
  ACCOUNTS PAYABLE-TRADE....................................   2,822,415      3,643,241
  ACCOUNTS PAYABLE-ENEX LP LIMITED PARTNERS.................          --        538,750
  ACCOUNTS PAYABLE-REVENUE..................................     362,065        342,931
  OTHER CURRENT LIABILITIES.................................     200,806        275,010
                                                              -----------   -----------
TOTAL CURRENT LIABILITIES...................................   7,699,604      4,799,932

LONG-TERM DEBT..............................................  24,176,249     27,454,567
CONVERTIBLE SUBORDINATED NOTES..............................  10,850,000             --
DEFERRED INCOME TAXES.......................................     805,353      1,733,167
OTHER LIABILITIES...........................................     304,404        437,949
MINORITY INTEREST...........................................   1,014,155        957,369

STOCKHOLDERS' EQUITY
PREFERRED STOCK, $0.02 PAR, 20,000,000 SHARES AUTHORIZED,
  266,667 DESIGNATED SERIES B AND 2,177,481 SHARES
  DESIGNATED SERIES C, NONE OTHER DESIGNATED................          --             --

CONVERTIBLE PREFERRED STOCK SERIES B, $7.50 STATED VALUE,
  266,667 SHARES ISSUED AND OUTSTANDING AT SEPTEMBER 30,
  1999 AND DECEMBER 31, 1998. $2,000,000 AGGREGATE
  LIQUIDATION PREFERENCE....................................   3,627,000      3,627,000

CONVERTIBLE PREFERRED STOCK SERIES C, $5.00 STATED VALUE,
  1,142,996 AND 1,142,663 SHARES ISSUED AND OUTSTANDING AT
  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998, RESPECTIVELY.
  $5,714,980 AGGREGATE LIQUIDATION PREFERENCE...............   5,235,083      5,281,937

COMMON STOCK, $.02 PAR VALUE, 40,000,000 SHARES AUTHORIZED,
  13,383,005 AND 8,552,365 SHARES ISSUED AND OUTSTANDING AT
  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998, RESPECTIVELY....     267,692        171,055

PAID-IN-CAPITAL.............................................  48,137,005     36,947,588
ACCUMULATED DEFICIT.........................................  (26,365,695)  (23,401,707)
LESS COST OF TREASURY STOCK; 21,773 SHARES..................     (68,040)       (68,040)
                                                              -----------   -----------
TOTAL STOCKHOLDERS' EQUITY..................................  30,833,045     22,557,833
COMMITMENTS AND CONTINGENCIES
                                                              -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $75,682,810   $57,940,817
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30               SEPTEMBER 30
                                                              ------------------------   -------------------------
                                                                 1999          1998         1999          1998
                                                              -----------   ----------   -----------   -----------
REVENUE
  OIL AND GAS SALES AND PLANT INCOME........................  $ 4,656,156   $3,961,442   $11,328,502   $11,078,360
  GAIN ON SALE OF PROPERTIES................................      575,287    1,518,139       882,477     1,527,207
  DELAY RENTAL AND LEASE BONUS INCOME.......................       61,911       20,333        64,911       217,404
  OTHER.....................................................      469,508      194,846       691,442       436,783
                                                              -----------   ----------   -----------   -----------
TOTAL REVENUE...............................................    5,762,862    5,694,760    12,967,332    13,259,754
                                                              -----------   ----------   -----------   -----------
COSTS AND EXPENSES
  LEASE OPERATING, PRODUCTION TAXES AND PLANT COSTS.........    1,434,185    1,934,203     4,450,843     5,539,218
  GEOLOGICAL AND GEOPHYSICAL................................       46,768      139,303       188,484       927,418
  DEPRECIATION, DEPLETION AND AMORTIZATION..................    1,466,006    1,945,110     4,046,546     4,970,052
  IMPAIRMENTS...............................................      749,443      492,000       749,443       492,000
  DRYHOLE...................................................      391,477       24,141       455,108       331,405
  INTEREST..................................................      717,917      615,792     1,739,362     1,428,633
  STOCK COMPENSATION........................................      729,938           --       729,938        67,500
  SEVERANCE PAYMENT.........................................      284,060           --       284,060            --
  COMPENSATION PLAN PAYMENT.................................      292,527           --       292,527            --
  GENERAL AND ADMINISTRATIVE................................    1,112,181      975,435     3,048,430     3,231,349
  OTHER.....................................................      272,233           --       481,622         4,639
                                                              -----------   ----------   -----------   -----------
TOTAL COSTS AND EXPENSES....................................    7,496,735    6,125,984    16,466,363    16,992,214
LOSS BEFORE INCOME TAX BENEFIT AND MINORITY INTEREST........   (1,733,873)    (431,224)   (3,499,031)   (3,732,460)
MINORITY INTEREST...........................................       23,545      154,209       (40,228)        5,523
                                                              -----------   ----------   -----------   -----------
LOSS BEFORE INCOME TAX BENEFIT..............................   (1,757,418)    (585,433)   (3,458,803)   (3,737,983)
INCOME TAX BENEFIT..........................................     (367,314)    (199,047)     (923,324)   (1,270,914)
                                                              -----------   ----------   -----------   -----------
NET LOSS....................................................   (1,390,104)    (386,386)   (2,535,479)   (2,467,069)
DIVIDENDS TO PREFERRED STOCKHOLDERS.........................      142,843           --       428,509        67,945
                                                              -----------   ----------   -----------   -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS................  ($1,532,947)  ($ 386,386)  ($2,963,988)  ($2,535,014)
                                                              ===========   ==========   ===========   ===========
NET LOSS PER SHARE
  Basic.....................................................  ($     0.15)  ($    0.05)  ($     0.32)  ($     0.32)
                                                              ===========   ==========   ===========   ===========
  Diluted...................................................  ($     0.15)  ($    0.05)  ($     0.32)  ($     0.32)
                                                              ===========   ==========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................................   10,351,990    8,530,592     9,137,784     7,889,947
                                                              ===========   ==========   ===========   ===========
  Diluted...................................................   10,351,990    8,530,592     9,137,784     7,889,947
                                                              ===========   ==========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
OPERATING ACTIVITIES
NET LOSS....................................................  ($ 2,535,479)  ($ 2,467,069)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  DEPLETION, DEPRECIATION AND AMORTIZATION..................     4,046,546      4,970,052
  IMPAIRMENTS...............................................       749,443        492,000
  DRYHOLE COSTS.............................................       455,108        331,405
  STOCK COMPENSATION EXPENSE................................       729,938         67,500
  GAIN ON SALE OF PROPERTIES................................      (882,477)    (1,527,207)
  DEFERRED INCOME TAX BENEFIT...............................      (927,814)    (1,270,914)
  MINORITY INTEREST.........................................       (40,228)         5,523
  OTHER CHARGES.............................................       350,023        (34,680)
                                                              ------------   ------------
CASH FLOW FROM OPERATIONS BEFORE CHANGES IN CURRENT ASSETS
  AND LIABILITIES...........................................     1,945,060        566,610
CHANGES IN CURRENT ASSETS AND LIABILITIES, NET OF
  ACQUISITION EFFECTS:
  ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS..............       827,906       (588,159)
  ACCOUNTS PAYABLE, REVENUE PAYABLE, AND OTHER CURRENT
    LIABILITIES.............................................    (1,330,626)     2,080,921
                                                              ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     1,442,340      2,059,372

INVESTING ACTIVITIES
PROCEEDS FROM SALES OF PROPERTIES...........................     3,614,453      4,707,497
ADDITIONS TO OIL AND GAS PROPERTIES.........................    (1,827,614)    (3,305,635)
ACQUISITION OF ENEX RESOURCES CORPORATION, NET OF
CASH ACQUIRED OF $4,698,211.................................            --    (11,329,203)
ACQUISITION OF ASSETS OF SERVICE DRILLING CO................            --     (6,337,689)
OTHER ASSETS................................................      (251,680)      (492,129)
PAYMENTS FROM (ADVANCES TO) STOCKHOLDER.....................       173,115         (5,211)
                                                              ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........     1,708,274    (16,762,370)

FINANCING ACTIVITIES
  PROCEEDS FROM DEBT ISSUED.................................     1,036,000     32,469,604
  PROCEEDS FROM SUBORDINATED NOTES ISSUED...................    10,850,000             --
  PROCEEDS FROM COMMON STOCK ISSUED.........................     9,975,000             --
  PRINCIPAL PAYMENTS ON DEBT................................            --    (15,976,432)
  PREFERRED STOCK DIVIDENDS PAID............................      (242,293)       (67,945)
  REGISTRATION COSTS ON SERIES C PREFERRED STOCK............       (48,518)      (778,501)
  OTHER.....................................................      (684,434)      (242,375)
                                                              ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    20,885,755     15,404,351

NET INCREASE IN CASH AND CASH EQUIVALENTS...................    24,036,369        701,353
CASH AND CASH EQUIVALENTS- BEGINNING........................     1,040,096      1,587,184
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS- ENDING...........................  $ 25,076,465   $  2,288,537
                                                              ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  INTEREST PAID IN CASH.....................................  $  1,446,736   $  1,322,038
                                                              ============   ============
  PREFERRED DIVIDENDS INCURRED BUT NOT PAID.................  $    186,216             --
                                                              ============   ============
  ACQUISITION OF OIL AND GAS PROPERTIES FROM 3TEC...........  $    875,000             --
                                                              ============   ============
  DRYHOLE COST ACCRUED BUT NOT PAID.........................  $    345,841             --
                                                              ============   ============
  CONVERSION OF SERIES A PREFERRED STOCK....................            --   $ 10,000,000
                                                              ============   ============
  COMMON STOCK ISSUED AS FINDERS' FEE
    IN ENEX RESOURCES CORP. TENDER OFFER....................            --   $    245,231
                                                              ============   ============
  COMMON STOCK ISSUED IN ACQUISITION OF ASSETS FROM SERVICE
    DRILLING CO., LLC.......................................            --   $  5,078,250
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Middle Bay Oil Company, Inc., was incorporated under the laws of the State of Alabama on November 30, 1992. Effective March 27, 1998, the Company acquired 79.2% of Enex Resources Corporation ("Enex") and over a three-week period ending December 23, 1998, the Company acquired an additional 0.80% of Enex for a total of 80% of Enex. Effective April 16, 1998, the Company acquired the assets of Service Drilling Co., LLC ("Service Drilling"). Effective October 1, 1998, the Company acquired 100% of Enex Consolidated Partners, L.P. ("Enex Partnership"), a limited partnership of which Enex owned greater than a 50% interest. The Company and its subsidiaries are engaged in the acquisition, development and production of oil and gas in the contiguous United States.

    BASIS OF PRESENTATION

    In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 1999 and December 31, 1998 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 1999 and 1998.

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

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and Enex, an 80% owned subsidiary. The equity of the minority interest in Enex is shown in the consolidated statements as "minority interest". Significant intercompany accounts and transactions are eliminated in consolidation.

    EARNINGS PER SHARE

    Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all potential common shares, including options, warrants and convertible preferred stock. A weighted average of 2,041,751 and 3,285,751 common stock equivalents in 1999 and 330,297 and 288,535 common stock equivalents in 1998, are not considered in the calculation of diluted earnings per share for the nine and three month periods ending September 30, respectively, due to the net loss recorded during these periods.

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    The allocation of the purchase price is summarized as follows: (in thousands)

Working capital.............................................  $ 5,640
Oil and gas properties (proved and unproved)................   19,090
Minority interest...........................................   (7,669)
                                                              -------
Total.......................................................  $17,061
                                                              =======

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

    On December 30, 1998, the Company completed the acquisition of the Enex Partnership (the "Enex Partnership Acquisition"). The transaction consisted of an exchange offer whereby the Company offered to exchange 2.086 shares of Series C Preferred stock ("Series C") for each Enex Partnership unit (the "Exchange Offer"). In connection with the Exchange Offer, the Company submitted a proposal to investors in the Enex Partnership to amend the partnership agreement to provide for the transfer of all of the assets and liabilities of the Enex Partnership to the Company as of October 1, 1998 and dissolve the

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(2) ACQUISITIONS (CONTINUED)

Enex Partnership. The Exchange Offer was approved on December 30, 1998 and the Company issued 2,177,481 Series C shares for 100% of the outstanding limited partner units. At the close of the Exchange Offer, the Enex Partnership had 1,102,631 units outstanding. Enex was issued 1,293,521 Series C shares for its 56.2% ownership of the Enex Partnership. The remaining 883,959 Series C shares were issued to the limited partners that elected to take Series C shares in lieu of cash. In January 1999, certain dissenting limited partners were paid $516,000 and other unitholders were paid $23,000 in lieu of fractional shares. Because of the dissenting limited partners, Enex owns 59.4% of the Series C shares, of which 20% (258,704 shares) are considered outstanding and held by third parties. The Series C accrues dividends at an annual rate of $0.50 per share which are paid on March 31 and September 30 and has a $5.00 per share liquidation value.

    The cost of acquiring 100% of the outstanding limited partner units was approximately $11.9 million, consisting of the following (in thousands):

Estimated fair value of 2,177,481 shares of Company Series C preferred stock...........................................  $10,887
Cash consideration..........................................      539
Legal, accounting and other expenses........................      431
                                                              -------
Total.......................................................  $11,857
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

Estimated fair value of 1,142,663 shares of Company Series C
  preferred stock...........................................   $5,713
Cash consideration..........................................      539
Legal, accounting and other expenses........................      431
                                                               ------
Total.......................................................   $6,683
                                                               ======

    The Company's purchase price was allocated to the assets and liabilities of the Enex Partnership based on estimates of the fair values with the remaining purchase price allocated to proved oil and gas properties. The registration costs of approximately $431,000 reduced the value of the Series C shares issued. Because the Enex Partnership was consolidated in the financial statements of the Company as of the effective date

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(2) ACQUISITIONS (CONTINUED)

of October 1, 1998, the purchase price allocation below shows the effect of the acquisition on the consolidated financial statements (in thousands):

Working capital.............................................   $ (539)
Oil and gas properties......................................      (23)
Minority interest...........................................    5,844
                                                               ------
Series C Preferred Stock....................................   $5,282
                                                               ======

    The following pro forma data presents the results of the Company for the nine months ended September 30, 1998, as if the acquisitions of Service, Enex and the Enex Partnership had occurred on January 1, 1998. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The following data reflect pro forma adjustments for oil and gas revenues, production costs, depreciation and depletion related to the properties and businesses acquired, preferred stock dividends on preferred stock issued, and the related income tax effects (in thousands, except per share amounts):

                                                                   PROFORMA
                                                                 NINE MONTHS
                                                                    ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
                                                                 (UNAUDITED)
Total revenues..............................................        $20,765
Net loss available to stockholders..........................         (3,346)
Net loss per share available to stockholders................          (0.41)

(3) COMMON STOCK, WARRANT AND SENIOR SUBORDINATED NOTE SALE TO 3TEC ENERGY COMPANY, L.L.C. ("3TEC")

    On August 27, 1999, the Company closed a Securities Purchase Agreement(the "Agreement') for a total of $21,400,000 with 3TEC Energy Corporation, a privately-held company ("Old 3TEC"). Contemporaneously with the closing of the transactions contemplated by the Securities Purchase Agreement, Old 3TEC was merged with and into 3TEC with 3TEC as the surviving entity. As a result of the merger, all of the properties, rights, privileges, powers and franchises of Old 3TEC, including without limitation, the rights, obligations and duties of Old 3TEC under the Securities Purchase Agreement became vested in 3TEC as the surviving entity. The Securities Purchase Agreement and contemplated transactions were approved by the stockholders at the Company's annual meeting on August 10, 1999.

    The controlling person of 3TEC is EnCap Investments L.L.C., a Delaware limited liability company ("EnCap Investments"). The sole member of EnCap Investments is El Paso Field Services Company, a Delaware corporation ("El Paso Field Services"). The controlling person of El Paso Field Services is El Paso Energy Corporation, a Delaware corporation. The Company received $9,825,000 in cash and oil and gas properties valued at $875,000 for 4,755,556 shares of common stock and 3,600,000 warrants (the

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(3) COMMON STOCK, WARRANT AND SENIOR SUBORDINATED NOTE SALE TO 3TEC ENERGY COMPANY, L.L.C. ("3TEC") (CONTINUED)

"Warrants")(See Note 7) and $10,700,000 for a 5-year senior subordinated convertible note with a face value of $10,700,000 (the "Note").

    At closing, 3TEC became the Company's largest shareholder with ownership of approximately 36% of the outstanding common stock. If 3TEC chooses to fully exercise the Warrants and fully convert the Note to common shares, 3TEC would control approximately 58% of the then issued and outstanding shares of common stock of the Company.

    As part of the Agreement, at closing, five of the seven directors resigned and all of the executive officers, except Stephen W. Herod and Robert W. Hammons, resigned from their executive positions. A new five-member board was formed. John J. Bassett, former president, chief executive officer and chairman of the Company and Gary C. Christopher, continued as directors and 3TEC appointed three new board members, Floyd C. Wilson, David B. Miller and D. Martin Phillips. Floyd C. Wilson is Managing Director and a member of 3TEC. David B. Miller and D. Martin Phillips are Managing Directors of EnCap Investments. The Company appointed Mr. Wilson Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer, Mr. Bassett Executive Vice-President and Frank C. Turner II acting Chief Financial Officer. Subsequently, Mr. Bassett resigned and Mr. Herod was named to the Board effective September 30, 1999.

(4) ACCOUNTS RECEIVABLE-INSURANCE CLAIM

    The Company owns a 100% working interest in the Louis Mayard #1 well (the "Well") located in the Esther Field in Vermillion Parish, Louisiana. Due to a failed recompletion attempt and the inability of the Company to shut in the Well using normal operating methods, the Company incurred approximately $1,856,000 during 1998 to gain control of the Well using special crews. On November 4, 1998, the insurance company made a partial payment to the Company under its well control insurance policy of approximately $1,408,000. In April, 1999 the Company was paid $383,000 in final settlement of all claims related to the Well. The Company had recorded the estimated remaining amount due from the insurance company in current assets as Accounts Receivable-Insurance Claim.

(5) LONG-TERM DEBT

                                                              SEPTEMBER 30   DECEMBER 31
                                                                  1999          1998
                                                              ------------   -----------
Reducing revolving line of credit of up to $100,000,000 due
  April 1, 2001, secured by oil and gas properties, monthly
  borrowing base reductions of $250,000 effective May 1,
  1999 and monthly payments of interest at Libor plus 2.00%
  and prime. At September 30, 1999 the Libor and prime rates
  were 5.30% and 8.25%, respectively........................   28,490,567     27,454,567
Less current maturities.....................................   (4,314,318)            --
                                                              -----------    -----------
Long-term debt excluding current maturities.................  $24,176,249    $27,454,567
                                                              ===========    ===========

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(5) LONG-TERM DEBT (CONTINUED)

    In connection with the Enex Acquisition the Company entered into a new reducing revolving line of credit agreement (the "$100 million Revolver"). The $100 million Revolver is subject to semi-annual borrowing base redeterminations which are affected by acquisitions and dispositions of assets. The borrowing base at September 30, 1999 was $27,600,000 and monthly borrowing base reduction requirements are $250,000.

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

    At September 30, 1999, the Company had borrowed $28,490,567 and had $373,750 of outstanding letters of credit. As of September 30, 1999, the Company is paying Libor plus 2.00% on a ninety day Libor loan for $26,505,605 and prime on $1,984,962.

    Effective May 1, 1999, the borrowing base was redetermined to be $31,000,000 with monthly borrowing base reductions of $250,000. Effective September 1, 1999, the Company sold mortgaged properties for $2,741,000 with a borrowing base of $2,200,000. Considering the monthly reductions and the September property sale, the outstanding principal balance and letters of credit exceed the borrowing base by $1,314,000 as of September 30. The property sale closed on September 30 and the Company made a $1,900,000 principal payment on October 1. The terms of the October 1, 1999 redetermination for the Company's $100 million Revolver have been deferred pending execution of a definitive agreement with Bank One (See
Note 10). Pursuant to the terms of the $100 million Revolver, if the borrowing base is less than the outstanding principal balance plus outstanding letters of credit the Company has sixty days, after receipt of notice from the Banks, to cure the excess by prepayment, providing additional collateral or a combination of both.

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

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(5) LONG-TERM DEBT (CONTINUED)

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

(6) SENIOR SUBORDINATED NOTES

    On August 27, 1999, senior subordinated promissory notes (the "Senior Notes") were sold to 3TEC and affiliates of Alvin V. Shoemaker ("Shoemaker"), a former director and significant shareholder, for $10,700,000 and $150,000, respectively. The Senior Notes bear interest at an annual rate of 9%. Interest is payable on December 31, 1999 and on every March 31, June 30, September 30 and December 31, thereafter until maturity. The Company may defer payment of fifty percent (50%) of the first eight quarterly interest payments. The Senior Notes may be prepaid, without premium or penalty, in whole or in part, at any time after August 27, 2001. 3TEC and Shoemaker may convert all or any portion of outstanding principal and accrued interest at any time into shares of Company common stock at a conversion price of $3.00 per common share, a total of 3,616,667 common shares. The conversion price may be adjusted from time to time based on the occurrence of certain events. In the event of a change in control (as defined in the Agreement), the entire outstanding principal balance and all accrued but unpaid interest shall be immediately due and payable.

    The Senior Notes rank senior in right of payment to all Company notes and indebtedness other than the $100 Million Revolver.

(7) COMMON STOCK, OPTIONS AND WARRANTS

    On August 27, 1999, the Company sold 3TEC 4,755,556 shares of common stock and five-year warrants to purchase 3,600,000 shares of common stock for $9,825,000 in cash and oil and gas properties valued at $875,000. On the same date, the Company sold 66,666 shares of common stock and five-year warrants to purchase 50,466 shares of common stock to Shoemaker for $150,000.

    The warrants issued to 3TEC and Shoemaker are exercisable for $1.00 per share and expire five years from the issue date. Sixty percent of the warrants are immediately exercisable, in whole or in part at any time until the expiration date. An additional 10% of the warrants may be exercised at each anniversary of the grant date until expiration. On the occurrence of either a change of control, payment in full of the Senior Notes or conversion of the entire principal balance of the Senior Notes, all of the warrants become immediately exercisable. If less than the entire principal balance of the Senior Notes are converted, a pro-rata portion of the warrants will be convertible based on the portion of the Senior Notes that are converted.

    On August 24, 1999, the Company amended the 1995 Stock Option and Stock Appreciation Rights Plan due to the change in control that resulted from the sale of securities to 3TEC. The Plan was amended to extend the exercise date for all options issued prior to July 1, 1999 to one year from the following dates:
(1) the termination date of employees if the termination date is without cause and occurred during the

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(7) COMMON STOCK, OPTIONS AND WARRANTS (CONTINUED)

six-month period commencing with the closing of the Purchase Agreement; (2) the date of termination for employees terminated for "Good Reason" as defined in such employee's employment agreement; and (3) the date of resignation of a holder who is also a director who resigns at closing of the Purchase Agreement.

    According to APB Opinion 25, the extension of the exercise period results in a new measurement date and compensation expense, equal to the intrinsic value of all of the Plan's outstanding options, is recognized. A one-time charge of $730,000 due to the Plan amendment was recorded as Compensation Expense during the three-month period ending September 30, 1999.

    On February 9, 1999 and January 13, 1998, the Board of Directors granted to certain employees and directors, options with exercise prices of $1.50 and $5.75 per share, respectively, to acquire 200,000 and 232,000 shares of Company common stock, respectively. All of the options were granted under the 1995 Stock Option and Stock Appreciation Rights Plan at fair market value on date of grant and will expire five years from date of grant if not exercised. On September 15, 1998, warrants to acquire 75,000 shares of Company common stock at an exercise price of $5.00 were granted to a consultant as compensation. The warrants vested over the period September 15, 1998 to January 1, 1999. The estimated fair value of the warrants of $198,946 was determined at the date of grant and charged to stock compensation expense over the vesting period. The agreement was amended on August 9, 1999 to include issuing the consultant 10,000 shares of Series C Preferred Stock as additional compensation for services performed to date. General and administrative expense was charged $50,000 during the three-month period ending September 30, 1999 for the issuance of the 10,000 Series C shares.

(8) COMMITMENTS AND CONTINGENCIES

    Effective September 30, 1999, John J. Bassett, resigned as executive vice-president and board member and ceased employment with the Company. Under the terms of Mr. Bassett's employment agreement, the Company is obligated to make a lump-sum payment of $280,000 to Mr. Bassett within ten days of his resignation. The severance payment, and associated taxes of $4,060, was recognized as severance payment expense during the quarter ending September 30. Mr. Bassett was paid on October 10. Stephen W. Herod, Vice-President Corporate Development, was appointed to the Board to replace Mr. Bassett.

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

    On August 27, 1999, the Compensation Committee authorized the payment of $274,625 to the eligible participants in the Plan. The authorized amount, equal to 100% of the Plan benefits through August 27, 1999, was paid to the Plan participants and the Plan was terminated pursuant to the terms of the 3TEC Agreement. The entire amount of the payment, including associated taxes of $17,902, was recognized as compensation expense during the quarter ending September 30, 1999. Prior to the Compensation Committee's authorization, the Plan benefits were not accrued as an expense in the financial statements because

                 MIDDLE BAY OIL COMPANY, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED)

the likelihood that the Compensation Committee would determine that the benefits would be payable to eligible employees was less than probable.

    The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

(9) HEDGING ACTIVITIES

    In April, the Company entered into costless collar hedges for approximately 3,650 Mcf per day with a weighted average floor and ceiling of $2.06 and $2.20, for the months of May through October of 1999. During the three month and nine month periods ending September 30, 1999, the Company incurred hedging losses of approximately $118,000 and $131,000, respectively.

(10) SUBSEQUENT EVENTS

    On October 1, 1999 the Company executed, and subsequently amended on October 22, a commitment letter with Bank One Texas, N.A. and Banc One Capital
Markets, Inc. ("Bank One") for a $250 million credit facility (the "Facility") to finance the potential Floyd Oil Acquisition, subject to an initial borrowing base of $95 million. Unless a definitive agreement is executed on or before November 30, 1999 the $95 million commitment with Bank One will terminate. The terms of the October 1, 1999 redetermination for the Company's $100 million Revolver have been deferred pending execution of a definitive agreement with Bank One.

    On October 7, 1999, the Company announced that it had entered into an agreement for the acquisition of properties and interests owned by a group of private sellers and managed by Floyd Oil Company. There is no relationship between Floyd C. Wilson, President of the Company, and Floyd Oil Company. The transaction has an adjusted purchase price of approximately $96 million with an effective date of January 1, 1999. The majority of the properties are located in Texas and Louisiana. The properties being acquired have estimated proved reserves at August 1, 1999 of 186,000 Mmcfe with 73% of the reserves classified as proved developed producing. The reserves being acquired are 76% natural gas. The Company will operate the majority of the properties. Closing is expected to be on or before November 30, 1999 and is subject to execution of definitive agreements and completion of due diligence. The transaction is expected to be financed through the Bank One Facility and from working capital.

    On October 19, 1999, the Company closed a private placement of securities to The Prudential Insurance Company of America ("Prudential"). The economic terms and conditions of the private placement are similar to those of the Agreement with 3TEC entered into on July 1, 1999. The private placement consisted of the sale of 1,055,042 shares of common stock and five-year warrants to purchase 798,677 shares at $1.00 per share of common stock for $2,373,844 and a five-year senior subordinated convertible note for $2,373,844. The subordinated note will bear interest at a rate of 9% per annum and is convertible into 791,281 shares of common stock.

    On November 2, 1999, the operator authorized the plugging and abandonment of the Cornelius #1 well on the Hawkins Ranch Prospect which was spudded on September 3, 1999. The Company incurred approximately $363,000 in costs, which were charged to dryhole expense in the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table reflects certain summary operating data for the periods presented:

                                                                 THREE MONTHS           NINE MONTHS
                                                                 SEPTEMBER 30          SEPTEMBER 30
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------   --------   --------   --------
Net Production Data:
    Oil and Liquids (MBbls).................................      116       163        367        427
    Natural Gas (MMcf)......................................      982     1,031      2,778      2,713
    Equivalent Production (Mcfe)............................    1,680     2,009      4,980      5,277
Average Sales Price (1)
    Oil and Liquids (per Bbl)...............................   $19.10     11.35      14.66      11.91
    Natural Gas (per Mcf)...................................     2.35      1.90       2.01       2.04
Average equivalent price (per Mcfe).........................     2.69      1.90       2.20       2.02
Expenses ($ per Mcfe)
    Oil and gas operating (2)...............................     0.78      0.92       0.82       0.99
    General and administrative..............................     0.66      0.49       0.61       0.61
    Depreciation and depletion (3)..........................     0.85      0.95       0.79       0.93
Cash Margin ($ per Mcfe) (4)................................     1.25      0.49       0.77       0.42

------------------------

(1) Excludes revenue from Spivey Field gas plant.

(2) Includes lease operating costs, production and ad valorem taxes and excludes Spivey Field plant costs.

(3) Represents depreciation and depletion, excluding impairments, of oil and gas properties only.

(4) Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    For the three months ended September 30, 1998, the revenues and expenses include the Enex Acquisition and the Service Acquisition but do not include the Enex Partnership Acquisition.

REVENUES--

    Total revenues for the current period of $5,763,000 were $68,000 higher than the comparable period. The increase in total revenues was due principally to increases in oil and gas revenues of $695,000 and other income of $275,000, offset partially by a $943,000 decrease in gains on sales of properties.

    Oil and gas revenues increased $695,000. The increase in oil and gas revenues consisted of a $371,000 increase in oil revenues, a $348,000 increase in gas revenues and a $24,000 decrease in other revenues. The increase in gas revenues included a loss on hedging of $118,000. The increase in oil and gas revenues was the result of higher oil and gas prices. Production of oil and gas decreased 29% and 5%, respectively while oil and gas prices increased 68% and 24%, respectively. Normal production decline and property sales contributed to the declines in oil and gas production.

    In April, the Company entered into costless collar hedges for approximately 3,650 Mcf per day with a weighted average floor and ceiling of $2.06 and $2.20, for the months of May through October. During the current period, the Company incurred a hedging loss of $118,000. In the current period, the realized gas price would have been $2.47, if the hedging loss was excluded versus a realized price of $2.35.

    The Company recorded gains on the sale of properties in the current and comparable periods of $575,000 and $1,518,000, respectively. The sale of approximately 157 wells in 19 fields for approximately $2,741,000 to a private company accounted for the primary portion of the gain in the current period. The effective date of the private sale was September 1. In the prior period, the Company also sold several hundred properties at auction and in private sales for approximately $4,140,000. In the current and comparable periods a significant portion of the proceeds was credited against the original acquisition cost.

    Other income in the current period of $469,000 includes $256,000 from a lawsuit settlement. Other income in the comparable period includes a lawsuit settlement of $123,000.

COSTS AND EXPENSES--

    Total expenses increased $1,371,000 over the comparable period. The primary reasons for the total expense increase were non-recurring charges of $1,307,000 associated with the sale of securities to 3TEC and the resulting change in management control and increased dryhole costs of $367,000. The non-recurring charges were stock compensation expense of $730,000, severance payment of $284,000 and employee incentive compensation plan payment of $293,000. The stock compensation charge resulted from an amendment to the Company's stock option plan, prior to the sale of securities to 3TEC, which increased the length of time employees and directors could exercise their options if they were terminated or resigned, in the case of directors, for a certain period of time after the sale of securities to 3TEC. The severance payment was the amount payable to John J. Bassett upon his resignation on September 30, 1999, according to the terms of his employment agreement. The employee incentive compensation plan payment was the result of an agreement between 3TEC and the Company to pay the benefits due under the plan as a condition precedent to the closing of the securities sale to 3TEC.

    Lease operating expense decreased $500,000. Property sales that have closed throughout the twelve month period ending September 30, 1999 contributed to the lower lease operating expenses.

    Geological and geophysical expenses ("G&G expenses") decreased $92,000. In the current and comparable periods, the Company incurred approximately $47,000 and $139,000, respectively, of G&G expenses. The principal G&G expenses in the current and comparable periods were attributable to the Cedartown Prospect and the Sherburne Prospect, respectively.

    Depletion, depreciation and amortization expenses decreased $479,000. Reserve write-downs, property sales and lower production contributed to the lower depletion, depreciation and amortization expenses.

    Impairment expense in the current period of $749,000 consists of a $472,000 impairment on the fee mineral acreage situated in Louisiana, a $27,000 impairment of various non-producing leases and a $250,000 impairment on various oil and gas properties. The fee mineral impairment was the result of 6,227 unleased acres in Terrebonne Parish that are expected to revert to the surface owners by December 1, 1999. Impairment expense in the comparable period was due to the writedown of reserves resulting from an unsuccessful recompletion attempt.

    During the current period, dryhole expense increased by $367,000. In the current and comparable periods, the Company incurred approximately $391,000 and $24,000, respectively, of dryhole expenses. Dryhole expense attributable to the Cornelius #1 of $363,000 was the primary dryhole expense in the current period. The Cornelius #1 was declared a dryhole subsequent to September 30 and the estimated costs to complete the drilling and plug and abandon the well were accrued at September 30.

    Interest expense increased $102,000. Accrued interest on the subordinated notes since August 27, 1999 resulted in slightly higher interest expense. Interest rates and the loan balance did not vary significantly between the current and comparable periods.

    General and administrative expenses ("G&A") increased $137,000. Increases in salary, legal and consulting expenses in the current period offset decreases in salary, office and rent expenses in the comparable period. The increase in salary expense was due to employees hired subsequent to the sale of securities to 3TEC. Legal and consulting expenses increased for various reasons. The decrease in salary, office and rent expenses in the comparable period was due to the staff reductions at Enex and the closing of the Enex offices in Kingwood, Texas.

    Other expenses increased $272,000. Bad debt expense of $70,000 and various other charges accounted for the increase.

OPERATING LOSS AND NET LOSS--

    The Company reported an operating loss before minority interest of $1,734,000 for current period versus an operating loss of $431,000 for the comparable period. Due to the Enex Acquisition, the Company records a minority interest on its income statement to remove the net income or loss attributable to the minority interest holders of Enex (20%). In the current and comparable periods, the minority interest increased the operating loss by $23,000 and $154,000, respectively. The minority interest in the current period accounted only for the Enex operations while the minority interest in the comparable period accounted for the operations of Enex and the Enex Partnership. The Enex Partnership was acquired by the Company effective October 1, 1998.

    The Company reported an income tax benefit of $367,000 in the current period versus a $199,000 benefit in the comparable period.

    The Company reported a net loss of $1,390,000 for the current period versus a net loss of $386,000 for the comparable period. After considering the preferred stock dividend requirement of $143,000 in the current period versus none in the comparable period, the Company reported a net loss attributable to common stockholders in the current and comparable periods of $1,533,000 and $386,000, respectively. The preferred dividends in the current period represent three months of accrued dividends on the Series C preferred stock.

    If the non-recurring charges of $1,307,000 associated with the sale of securities to 3TEC and the resulting change in management control in the current period were excluded, the Company would have reported net loss attributable to common stockholders of $440,000 versus the actual net loss attributable to common stockholders of $1,533,000.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    For the nine months ended September 30, 1998, the revenues and expenses include the Enex Acquisition for the period April through September and do not include the Enex Partnership Acquisition. The Service Acquisition is included in the revenues and expenses for the months of May through September.

REVENUES--

    Total revenues for the current period of $12,967,000 were $292,000 lower than the comparable period. The decrease in total revenues was due principally to a decrease in gain on sale of properties of $645,000 offset partially by increases in other income and oil and gas revenues.

    Oil and gas revenues increased $250,000. The increase in oil and gas revenues consisted of a $292,000 increase in oil revenues, a $35,000 increase in gas revenues and a $77,000 decrease in other revenues. The increase in gas revenues included a loss on hedging of $131,000. The increase in oil and gas revenues was primarily the result of higher oil prices. Oil production decreased 14% while oil prices increased 23%. The 2% increase in gas production was almost entirely offset by the 2% lower gas prices caused by the hedging loss. Normal production decline and property sales contributed to the reduced oil production over the comparable period. The Enex, Service and Enex Partnership Acquisitions, which closed subsequent to March 26, 1998, increased oil and gas production over the comparable period.

    In April, the Company entered into costless collar hedges for approximately 3,650 Mcf per day with a weighted average floor and ceiling of $2.06 and $2.20, for the months of May through October. During the current period, the Company incurred a hedging loss of $131,000. In the current period, the realized gas price would have been $2.06, if the hedging loss was excluded versus a realized price of $2.01.

    The Company recorded gains on the sale of properties in the current and comparable periods of $882,000 and $1,527,000, respectively. The sale of approximately 157 wells in 19 fields for approximately $2,741,000 to a private company accounted for the primary portion of the gain in the current period. The effective date of the private sale was September 1. In the comparable period, the Company also sold several hundred properties at auction and in private sales for approximately $4,495,000. In the current and comparable periods a significant portion of the proceeds was credited against the original acquisition cost.

    Other income in the current period of $691,000 includes $256,000 from a lawsuit settlement and $135,000 in interest income. Other income in the comparable period includes a lawsuit settlement of $123,000.

COSTS AND EXPENSES--

    Total expenses decreased $526,000 over the comparable period. The primary reasons for the total expense decrease were lower lease operating expenses, production taxes and plant costs ("lease operating expenses"), geological and geophysical expenses and depletion. Certain non-recurring charges associated with the sale of securities to 3TEC and the resulting change in management control increased total expenses by $1,307,000. The non-recurring charges were stock compensation expense of $730,000, severance payment of $284,000 and employee incentive compensation plan payment of $293,000. The stock compensation charge resulted from an amendment to the Company's stock option plan, prior to the sale of securities to 3TEC, which increased the length of time employees and directors could exercise their options if they were terminated or resigned, in the case of directors, for a certain period of time after the sale of securities to 3TEC. The severance payment was the amount payable to John J. Bassett upon his resignation on September 30, 1999, according to the terms of his employment agreement. The employee incentive compensation plan payment was the result of an agreement between 3TEC and the Company to pay the benefits under the plan as a condition precedent to the closing of the securities sale to 3TEC.

    Lease operating expense decreased $1,088,000. Property sales that have closed throughout the twelve month period ending September 30, 1999 contributed to the lower lease operating expenses.

    Geological and geophysical expenses ("G&G expenses") decreased $739,000. In the current and comparable periods, the Company incurred approximately $188,000 and $927,000, respectively, of G&G expenses. The principal G&G expenses in the current and comparable periods were attributable to the Cedartown Prospect and Hawkins Ranch Prospect, respectively.

    Depletion, depreciation and amortization expenses decreased $923,000. Reserve write-downs, property sales and lower production contributed to the lower depletion, depreciation and amortization expenses.

    Impairment expense in the current period of $749,000 consists of a $472,000 impairment on the fee mineral acreage situated in Louisiana, a $27,000 impairment of various non-producing leases and a $250,000 impairment on various oil and gas properties. The fee mineral impairment was the result of 6,227 unleased acres in Terrebonne Parish that are expected to revert to the surface owners by December 1, 1999. Impairment expense in the comparable period was due to the writedown of reserves resulting from an unsuccessful recompletion attempt.

    During the current period, dryhole expense increased by $124,000. The dryhole expense in the current period of $455,000 was due primarily to expenses on the Hawkins 60 #1 of $39,000 and Cornelius #1 of $363,000. Both wells are part of the Hawkins Ranch Prospect. The dryhole expense in the prior period of

$331,000 consisted principally of a $199,000 dryhole on the S. Highbaugh Prospect and additional dryhole expense of $102,000 on two dryholes in the Reflection Ridge Prospect.

    Interest expense increased $311,000 due to a lower average loan balance in the first quarter of the comparable period and higher interest expense in the current period due to the interest on the subordinated notes issued on August 27, 1999. The loan balance was lower in the first quarter of the comparable period compared to the second quarter of the comparable period because the Enex Acquisition closed on March 27, 1998 and the Service Acquisition closed on April 16, 1998. In addition, advances on the $100 Million Revolver occurred in February and April of the current period.

    General and administrative expenses ("G&A") decreased $183,000. Decreases in several expense categories contributed to the decrease. The primary expense decrease was due to decreases in salary, contract labor, office and rent expenses. The staff reductions at Enex and the closing of the Enex offices in Kingwood, Texas contributed largely to these expense reductions. Increases in salary, legal, accounting and consulting expenses in the current period partially offset the expense reductions. An increase in salary expense was due to employees hired subsequent to the sale of securities to 3TEC. Legal, accounting and consulting expenses increased for various reasons.

    Other expenses increased $477,000. Bad debt expense of $170,000 and other miscellaneous adjustments resulted in the expense increase.

OPERATING LOSS AND NET LOSS--

    The Company reported an operating loss before minority interest of $3,499,000 for current period versus an operating loss of $3,732,000 for the comparable period. Due to the Enex Acquisition, the Company records a minority interest on its income statement to remove the net income or loss attributable to the minority interest holders of Enex (20%). In the current and comparable periods, the minority interest decreased the operating loss by $40,000 and increased the operating loss by $6,000, respectively. The minority interest in the current period accounted only for the Enex operations while the minority interest in the comparable period accounted for the operations of Enex and the Enex Partnership. The Enex Partnership was acquired by the Company effective October 1, 1998.

    The Company reported an income tax benefit of $923,000 in the current period versus a $1,271,000 benefit in the comparable period.

    The Company reported a net loss of $2,535,000 for the current period versus a net loss of $2,467,000 for the comparable period. After considering the preferred stock dividend requirement of $428,000 in the current period versus $68,000 in the comparable period, the Company reported a net loss attributable to common stockholders in the current and comparable periods of $2,964,000 and $2,535,000, respectively. The preferred dividends in the current period represent nine months of accrued dividends on the Series C preferred stock. The preferred dividend in the comparable period represents accrued dividends on the Series A preferred stock.

    If the non-recurring charges of $1,307,000 associated with the sale of securities to 3TEC and the resulting change in management control in the current period were excluded, the Company would have reported net loss attributable to common stockholders of $1,849,000 versus the actual net loss attributable to common stockholders of $2,964,000.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1998

    Cash flow from operating activities for the current period of $1,442,000 decreased $617,000 from the comparable period. The decrease in cash flow was due primarily to working capital changes offset partially by lower lease operating and geological and geophysical expenses. Cash flow from oil and gas properties

(oil and gas revenues and plant income less lease operating expenses, production taxes and plant costs) increased $1,338,000 over the comparable period. Lower lease operating expense was the primary reason for the increased cash flow from oil and gas properties. Increases in oil prices and gas production resulted in higher oil and gas revenues. Oil prices increased 23%, while oil production decreased 14%. Gas prices decreased 1%, while gas production increased 2%. The change in working capital was caused principally by timing differences in the payment of expenses and receipt of revenues.

    Cash additions to oil and gas properties were lower than the comparable period due primarily to less exploratory and developmental drilling in the current period. The amount spent on acquisitions was lower due to no acquisitions in the current period versus the Enex and Service Acquisitions that closed in the comparable period. The Company acquired approximately 79% of Enex common stock for cash in a tender offer that closed March 27, 1998 and acquired the oil and gas assets of Service Drilling Co., LLC and certain affiliates for cash and stock in a transaction that closed April 16, 1998.

    During the current period, the Company was advanced $516,000 on the $100 million Revolver to pay the dissenting limited partners in the Enex Partnership Acquisition and $520,000 to pay for developmental drilling projects on several of its major properties. In the comparable period, the Company refinanced its existing debt and financed the Enex and Service Acquisitions with proceeds from the $100 million Revolver. The Company made no principal payments on the $100 million Revolver during the current period. In the comparable period, the Company made principal payments, excluding refinancings, of $5,015,000.

    During the current period, the Company sold $10,850,000 of common stock, receiving $9,975,000 in cash and $875,000 in oil and gas properties, and $10,850,000 of subordinated notes to 3TEC and Shoemaker. No common stock or note sales were made in the comparable period. Cash costs of $684,000 were incurred in the sale of the securities to 3TEC and classified as Other Financing Activities.

    In the current period, the Company paid approximately $242,000 in dividends on the Series C preferred stock issued in the Enex Partnership Acquisition. The amount paid represents a portion of the $428,000 of dividends accrued for the nine months ended September 30, 1999. Of the $428,000, $97,000 is attributable to the 20% minority interest ownership in Enex. The remaining dividends were not immediately paid in cash because of unknown addresses and non-receipt of preferred stock issuance forms.

    Net cash from operations, property sales, $100 million Revolver advances and cash on hand were used during the period ending September 30, 1999 principally for proved property and leasehold acquisitions, exploratory and developmental drilling and geological and geophysical expenses. Approximately $134,000 and $198,000 was spent on leasehold and legal costs on the Cedartown and Hawkins Ranch Prospects, respectively. Approximately $1,329,000 was spent on exploratory and developmental drilling and recompletions. Approximately $167,000 was spent on abandonment costs on a field in Florida. The principal exploratory well drilled in the current period was the Hawkins 60 #1 on the Hawkins Ranch Prospect which was unsuccessful. The principal developmental expenditure in the current period was a recompletion in the Murphy Lake Field for approximately $351,000. The remaining exploratory and developmental work was throughout several fields.

    The Company had current assets of $27,883,000 and current liabilities of $7,700,000, which resulted in working capital of $20,183,000 as of September 30, 1999. Current period working capital increased $20,044,000 from working capital of $139,000 as of December 31, 1998. Cash received from the sale of securities to 3TEC and Shoemaker of $20,825,000 caused the increase in working capital. The current maturity of long-term debt increased from December 31, 1998 because the amount of debt outstanding increased and the borrowing base decreased since December 31, 1998. The Company's current ratio of 8.24, calculated under the terms of the $100 million Revolver agreement, which excludes current maturities of debt due under the $100 million Revolver, was in excess of the 0.90 to 1.00 required.

COMMON STOCK, WARRANT AND SENIOR SUBORDINATED NOTE SALE TO 3TEC ENERGY COMPANY,
  L.L.C. ("3TEC")

    On August 27, 1999, the Company closed a Securities Purchase Agreement(the "Agreement') for a total of $21,400,000 with 3TEC Energy Corporation, a privately-held company ("Old 3TEC"). Contemporaneously with the closing of the transactions contemplated by the Securities Purchase Agreement, Old 3TEC was merged with and into 3TEC with 3TEC as the surviving entity. As a result of the merger, all of the properties, rights, privileges, powers and franchises of Old 3TEC, including without limitation, the rights, obligations and duties of Old 3TEC under the Securities Purchase Agreement became vested in 3TEC as the surviving entity. The Securities Purchase Agreement and contemplated transactions were approved by the stockholders at the Company's annual meeting on August 10, 1999. The controlling person of 3TEC is EnCap Investments L.L.C., a Delaware limited liability company ("EnCap Investments"). The sole member of EnCap Investments is El Paso Field Services Company, a Delaware corporation ("El Paso Field Services"). The controlling person of El Paso Field Services is El Paso Energy Corporation, a Delaware corporation. The Company received $9,825,000 in cash and oil and gas properties valued at $875,000 for 4,755,556 shares of common stock and 3,600,000 warrants (the "Warrants") and $10,700,000 for a 5-year senior subordinated convertible note with a face value of $10,700,000 (the "Note"). The Warrants may be exercised for up to 3,600,000 shares of common stock at an exercise price of $1 per share. Sixty percent of the Warrants may be exercised immediately. The remaining 40% will be exercisable over a 4-year period commencing 12 months from the closing date of the Agreement. The Note will bear interest at a rate of 9% per annum and is convertible into 3,566,667 shares of common stock.

    Simultaneous with the close of the Agreement with 3TEC, the Company sold 66,666 shares of Company common stock for $150,000 and $150,000 of 5-year senior subordinated convertible notes to affiliates of Alvin V. Shoemaker, a former director and significant shareholder of the Company ("Shoemaker").

    At closing, 3TEC became the Company's largest shareholder with ownership of approximately 36% of the outstanding common stock. If 3TEC chooses to fully exercise the Warrants and fully convert the Note to common shares, 3TEC would control approximately 58% of the then issued and outstanding shares of common stock of the Company.

    As part of the Agreement, at closing, five of the seven directors resigned and a new five-member board was formed. John J. Bassett, former president, chief executive officer and chairman of the Company and Gary C. Christopher, continued as directors and 3TEC appointed three new board members, Floyd C. Wilson, David
B. Miller and D. Martin Phillips. Floyd C. Wilson is Managing Director and a member of 3TEC. David B. Miller and D. Martin Phillips are Directors of EnCap Investments. Subsequently, Mr. Bassett resigned and Mr. Herod was named to the Board effective September 30, 1999.

    As part of the Agreement, at closing, all of the officers of the Company, except Stephen W. Herod and Robert W. Hammons, resigned from their executive positions. The Company appointed Mr. Wilson Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer, Mr. Bassett Executive Vice-President and Frank C. Turner II acting Chief Financial Officer.

COMMITMENT FOR A $250 MILLION CREDIT FACILITY

    On October 1, 1999 the Company executed, and subsequently amended on October 22, a commitment letter with Bank One Texas, N.A. and Banc One Capital
Markets, Inc. ("Bank One") for a $250 million credit facility (the "Facility") to finance the potential Floyd Oil Acquisition, subject to an initial borrowing base of $95 million. Unless a definitive agreement is executed on or before November 30, 1999 the $95 million commitment with Bank One will terminate. The terms of the October 1, 1999 redetermination for the Company's $100 million Revolver have been deferred pending execution of a definitive agreement with Bank One.

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

    The borrowing base at September 30, 1999 was $27,600,000. Effective May 1, the borrowing base was redetermined to be $31,000,000 with monthly borrowing base reductions of $250,000. The borrowing base was reduced by $2,200,000 due to the sale of mortgaged properties for $2,741,000 effective September 1, 1999. At September 30, 1999 the Company had borrowed $28,491,000 and had $374,000 of outstanding letters of credit. During the current period, the Company did not make any principal payments and was advanced $1,036,000 under the $100 million Revolver. The Company is currently paying Libor plus 2.00% on a ninety day Libor loan for $26,506,000 and prime on $1,985,000.

    At September 30, 1999, the outstanding principal balance and letters of credit exceed the borrowing base by $1,314,000. The property sale closed on September 30 and the Company made a $1,900,000 principal payment on October 1. Pursuant to the terms of the $100 million Revolver, if the borrowing base is less than the outstanding principal balance plus outstanding letters of credit the Company has sixty days, after receipt of notice from the Banks, to cure the excess by prepayment, providing additional collateral or a combination of both. The terms of the October 1, 1999 redetermination have been deferred pending execution of a definitive agreement on the $250 million credit facility with Bank One.

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

    The $100 million Revolver requires, among other things, a cash flow coverage ratio of 1.25 to 1.00 and a current ratio, excluding the current maturity of the $100 million Revolver, of 0.9 to 1.00, determined on a quarterly basis. As of September 30, 1999 the Company was in compliance with the cash flow and current ratio covenants. Because the borrowing base was higher than the debt and outstanding letters of credit during the current period, excluding the effects of the property sale that closed on September 30, no debt payments were required.

    Under the terms of the $100 million Revolver, when mortgaged properties are sold the borrowing base shall be reduced, and if necessary, proceeds from the sales of properties shall be applied to the debt outstanding in an amount equal to the loan value attributable to such properties sold.

    The $100 million Revolver includes other covenants prohibiting cash dividends, distributions, loans, advances to third parties in excess of $100,000, or sales of assets greater than 10% of the aggregate net present value of the oil and gas properties in the borrowing base. The bank has granted the Company a waiver allowing the Company to pay the dividends to holders of Series C as long as no default or event of default exists or would exist as a result of any Series C dividend payment.

SENIOR SUBORDINATED NOTES

    On August 27, 1999, as part of the Agreement with 3TEC, senior subordinated promissory notes (the "Senior Notes") were sold to 3TEC and Shoemaker for $10,700,000 and $150,000, respectively. The Senior Notes bear interest at an annual rate of 9%. Interest is payable on December 31, 1999 and on every March 31, June 30, September 30 and December 31, thereafter until maturity. The Company may defer payment of fifty percent (50%) of the first eight quarterly interest payments. The Senior Notes may be redeemed, in whole or in part, at any time after August 27, 2001. 3TEC and Shoemaker may convert all or any portion of outstanding principal and accrued interest at any time into shares of Company common stock at a conversion price of $3.00 per common share, for a total of 3,616,667 common shares. The conversion price may be adjusted from time to time based on the occurrence of certain events. In the event of a change in control, the entire outstanding principal balance and all accrued but unpaid interest shall be immediately due and payable.

    The Senior Notes rank senior in right of payment to all Company notes and indebtedness other than the $100 Million Revolver.

PRIVATE PLACEMENT OF SECURITIES TO THE PRUDENTIAL INSURANCE COMPANY OF AMERICA

    On October 19, 1999, the Company closed a private placement of securities to The Prudential Insurance Company of America ("Prudential"). The economic terms and conditions of the private placement are similar to those of the Agreement with 3TEC entered into on July 1, 1999. The private placement consisted of the sale of 1,055,042 shares of common stock and five-year warrants to purchase 798,677 shares of common stock at $1.00 per share for $2,373,844 and a five-year senior subordinated convertible note for $2,373,844. The subordinated note will bear interest at a rate of 9% per annum and is convertible into 791,281 shares of common stock. Prudential owns approximately 7% of the Company's currently outstanding common stock.

PROPERTY SALES

    During the nine-month period ending September 30, 1999, the Company received approximately $3,600,000 in cash from the sales of non-strategic oil and gas properties. The Company recorded a gain of $869,000 on the sales of the oil and gas properties.

    Subsequent to the May 1 borrowing base redetermination, the borrowing base on the $100 Million Revolver was reduced by $2,200,000 for the loan value of the sold properties.

FUTURE CAPITAL REQUIREMENTS AND AVAILABLE FINANCING

    The Company has made and will continue to make, substantial capital expenditures for acquisition, development and exploration of oil and natural gas reserves. The timing of most of the Company's capital expenditures is discretionary with no material long-term commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as conditions warrant.

    The Company expects to spend approximately $3,400,000 on development and exploration projects over the next twelve months, which excludes any exploration and development projects associated with any future significant acquisitions. The Company intends to use available cash, cash flows from operations and cash proceeds from asset sales of certain non-core properties to fund capital expenditures other than significant acquisitions and expects such funds to be adequate for such purposes.

    On October 7, 1999, the Company announced that it had entered into an agreement for the acquisition of properties and interests owned by a group of private sellers and managed by Floyd Oil Company. There is no relationship between Floyd C. Wilson, President of the Company, and Floyd Oil Company. The transaction has an adjusted purchase price of approximately $96 million with an effective date of January 1, 1999. The majority of the properties are located in Texas and Louisiana. The properties being acquired have estimated proved reserves at August 1, 1999 of 186,000 Mmcfe with 73% of the reserves classified as proved developed producing. The reserves being acquired are 76% natural gas. The Company will operate the majority of the properties. Closing is expected to be on or before November 30, 1999 and is subject to execution of definitive agreements and completion of due diligence. The transaction is expected to be financed through the Bank One Facility and from working capital.

    Other than the Floyd Oil Acquisition, the Company does not have a specific acquisition budget as a result of the unpredictability of the timing and size of potential acquisition activities. The Company intends to use borrowings under its bank credit facility, or other debt or equity financings, to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions.

    On October 17, 1999 the Company spudded a well in the Cedartown Prospect. The Company's share of the dryhole cost is $187,000.

    On November 2, 1999, the operator agreed to plug and abandon the second exploratory well drilled on the Hawkins Ranch Prospect, the Cornelius #1, which was spudded on September 3. The first well drilled on the Hawkins Ranch Prospect in the first quarter of 1999 was also unsuccessful. The operator is currently evaluating the future drilling plans on the Hawkins Ranch Prospect in light of the results of the Cornelius #1. Prior to the results of the Cornelius #1, the operator had scheduled the drilling of three additional exploratory wells through February 1, 2000 with total estimated dryhole costs, net to the Company, of approximately $885,000. The Company expects to pay approximately $300,000 in the fourth quarter of 1999 to fund the remaining Cornelius #1 dryhole costs. As of November 12, 1999 the Company had not committed to drill any additional wells on the Hawkins Ranch Prospect.

    At September 30, 1999, the outstanding principal balance and letters of credit on the $100 million revolver exceeded the borrowing base by $1,314,000. The Company paid $1,900,000 on the outstanding principal balance on October 1, 1999. The terms of the October 1, 1999 redetermination have been deferred pending execution of a definitive agreement on the $250 million credit facility with Bank One. If a definitive agreement on the Bank One credit facility is executed, the outstanding principal balance on the $100 million Revolver will be paid in full.

    Amounts spent on debt retirement due to reductions in the borrowing base reduce the cash available to spend on acquisition, development and exploration activities and, accordingly, oil and natural gas revenues and operating results may be adversely affected.

    The Company believes that cash flow from operations, cash on hand and available borrowings will be sufficient to fund its operations and future growth as contemplated under its current business plan. However, if the Company's plans or assumptions change or if its assumptions prove to be inaccurate, the Company may be required to seek additional capital. Management cannot be assured that the Company will be able to obtain such capital or, if such capital is available, that the Company will be able to obtain it on acceptable terms.

CURRENT ACTIVITIES

    As of November 12, 1999, there was one exploratory well drilling on the Cedartown Prospect in Lincoln Parish, Louisiana.

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

    ACCOUNTING SOFTWARE SYSTEMS. The Company relies solely on certain software accounting packages ("Accounting Packages") to provide management with various reports that allow managers to determine the cash flow and profitability of individual properties and of the Company as a whole. Management also relies on the Accounting Packages to provide financial information necessary to prepare quarterly and annual financial reports that are sent to the Securities and Exchange Commission, NASDAQ Stock Market, banks and stockholders. In addition, the Company relies on the Accounting Packages to process and print checks to be sent to working and royalty interest owners for their share of the monthly oil and gas sales, to process and print checks for payment to vendors and to process and print monthly joint-interest statements to be sent to working interest owners in Company-operated oil and gas properties. Under a Worst Case Scenario, all accounting functions would have to be completed manually, significantly hindering the Company's ability to complete the above-described mission-critical tasks.

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

    CONTROL SYSTEMS AND IMBEDDED TECHNOLOGY. These systems include the equipment used to produce, monitor, control, sell and record hydrocarbon production, including all artificial lift equipment, storage, measurement and control facilities and third-party systems and technology interrelated to the Company's business. Under a Worst Case Scenario, multiple fields of oil and gas would lose the ability to account for or produce the amount of hydrocarbon production, temporarily shutting down the field(s) until the malfunctioning part(s) could be repaired or replaced. This is not expected to materially adversely affect the Company.

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

    THIRD-PARTY SYSTEMS--OIL AND GAS PURCHASERS. The Company utilizes third-party purchasers to sell the oil and gas produced from the wells in which it has a working or royalty interest. The Company also depends on third-party purchasers to remit to the Company its share of the proceeds from the sales of oil and gas. The Company does not directly sell any oil and gas produced from the wells in which it has a working or royalty interest and does not take any oil or gas in kind as an alternative to cash payment. Under a Worst Case Scenario, multiple major purchasers would be temporarily shut down due to Y2K issues, materially adversely affecting the Company's revenues.

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

    THIRD-PARTY SYSTEMS--GAS PLANT. Over 95% of the gas produced in the Spivey Field, a mission-critical system, is sold to a gas plant under a life of the lease casinghead tailgate gas contract. The Company owns approximately 11.5% of the gas plant and related gathering system. Colt Resources Corporation operates the plant. Under a Worst Case Scenario, the gas plant would be shut down less than one month which would not materially adversely affect the Company.

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

Status: The Company's principal bank has represented that it has a formal Y2K Plan in effect and has substantially remediated and tested all of its non-compliant, in-house and vendor-supported mission-critical systems as of June 30, 1999.

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

Status: All vendors of these services have reported that formal Y2K remediation plans are in effect and are substantially complete as of September 30, 1999.

Contingency Plans: Short-term (less than two weeks) interruptions of services will not materially adversely affect the Company. The Company will be able to conduct business on a reduced scale using alternative business methods. Longer-term interruptions may materially adversely affect the Company. The Company has no plans sufficient to fully offset the effect of long-term interruptions.

    COMPUTER OPERATING SYSTEMS AND APPLICATION SOFTWARE SYSTEMS. The Company relies solely on its personal computer systems to access the accounting software package through the Company's computer network. In addition, certain schedules and databases that are used for critical functions rely on spreadsheet and word-processing applications that are run on the Company's personal computer systems.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On July 19, 1999 a proxy was mailed to shareholders of record on July 12, 1999 soliciting their vote at the Annual Meeting of Shareholders of the Company on August 10, 1999. The following matters were submitted to a vote of shareholders (Shares Eligible to Vote on All Matters: 8,534,057):

1.  Election of Directors

    Messrs. Edward P. Turner, Jr., John J. Bassett, Frank E. Bolling, Jr., C.J. Lett, III, Stephen W. Herod, Alvin V. Shoemaker and Gary R. Christopher were elected to serve on the Board of Directors until the next Annual Meeting of Shareholders.

                                                                      WITHHELD
                                                             FOR      AUTHORITY
                                                          ---------   ---------
John J. Bassett.........................................  7,289,621     5,031
C. J. Lett, III.........................................  7,289,521     5,131
Stephen W. Herod........................................  7,289,621     5,031
Edward P. Turner, Jr....................................  7,289,521     5,131
Frank E. Bolling, Jr....................................  7,289,521     5,131
Alvin V. Shoemaker......................................  7,289,521     5,131
Gary R. Christopher.....................................  7,289,621     5,031

2. Amendment to increase the authorized capital stock of the Company from 20,000,000 to 40,000,000 shares of common stock and from 10,000,000 to 20,000,000 shares preferred stock.

    The increase in the authorized capital stock of the Company to 40,000,000 common shares and 20,000,000 preferred shares was approved.

   For     Against  Abstain
7,094,278  11,123    1,954

3. Ratification of issuance of Series C Preferred Stock in connection with the acquisition by the Company of the oil and gas properties of Enex Consolidated Partners, L.P.

    The ratification of the issuance of the Series C Preferred Stock was approved.

   For     Against  Abstain
7,098,597   5,785    2,973

4. Consideration of and voting upon the approval of a Securities Purchase Agreement with 3TEC Energy Corporation and the issuance of 4,755,556 shares of common stock, 5-year warrants to purchase 3,600,000 shares of common stock and a 5-year $10,700,000 subordinated convertible promissory note.

    The issuance of the common stock, warrants and convertible note was approved.

   For     Against  Abstain
7,101,576   2,826    2,973

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following documents are filed as exhibits to this report:

  3.1 Articles of Incorporation (Incorporated by reference to Exhibits to Registration Statement on Form S-4 filed
         October 4, 1993.)

  3.2 Articles of Amendment to Articles of Incorporation reflecting reverse split (Incorporated by reference to Exhibits to definitive Proxy Statement filed February 15,
         1995.)

  3.3 Articles of Amendment to Articles of Incorporation designating preferences and rights of Series A Preferred
         Stock (Incorporated by reference to Exhibits to Form 8-K filed July 3, 1997.)

  3.4 Articles of Amendment to Articles of Incorporation designating preferences and rights of Series B Preferred
         Stock (Incorporated by reference to Form 8-K filed July 3,
         1997.)

  3.5 Articles of Amendment to Amended Articles of Incorporation increasing the number of authorized shares (Incorporated by reference to Exhibits to definitive Proxy Statement filed
         July 19, 1999.)

  3.6 Bylaws of the Company (Incorporated by reference to Exhibits to Registration Statement on Form S-4 filed October 4,
         1993.)

  3.7 Articles of Amendment to Articles of Incorporation designating preferences and rights of Series C Preferred
         Stock (Incorporated by reference to Exhibits to Amendment
         No. 1 to Form S-4 filed October 19, 1998.)

 10.1 Securities Purchase Agreement, dated July 1, 1999 by and between the Company and 3TEC Energy Corporation
         (Incorporated by reference to Exhibits to definitive Proxy
         Statement filed July 19, 1999.)

 10.2* Securities Purchase Agreement, dated August 27, 1999 by and between the Company and Shoemaker Family Partners, LP

 10.3* Securities Purchase Agreement, dated August 27, 1999 by and between the Company and Shoeinvest II, LP

 10.4 Securities Purchase Agreement, dated October 19, 1999 between The Prudential Insurance Company of America and the
         Company (Incorporated by reference to Exhibits to Form 8-K filed November 2, 1999.)

 10.5* Shareholders Agreement, dated August 27, 1999 by and among the Company, 3TEC Energy Corporation and the Major
         Shareholders

 10.6* Registration Rights Agreement, dated August 27, 1999 by and among the Company, 3TEC Energy Corporation, the Major
         Shareholders, Shoemaker Family Partners, LP and Shoeinvest
         II, LP

 10.7    Amendment to Registration Rights Agreement, dated
         October 19, 1999 by and among the Company, 3TEC Energy
         Company L.L.C., f/k/a 3TEC Energy Corporation, Shoemaker
         Family Partners, LP, Shoeinvest II, LP, and The Prudential
         Insurance Company of America (Incorporated by reference to Exhibits to Form 8-K filed November 2, 1999.)

 10.8 Participation Rights Agreement, dated October 19, 1999 by and among the Company, The Prudential Insurance Company of
         America and 3TEC Energy Company L.L.C. (Incorporated by reference to Exhibits to Form 8-K filed November 2, 1999.)

 10.9*   Employment Agreement, dated August 27, 1999 by and between
         Floyd C. Wilson and the Company

 10.10*  Employment Agreement, dated August 27, 1999 by and between
         John J. Bassett and the Company

 10.11*  Credit Agreement, dated March 27, 1998 by and among the
         Company, Compass Bank, and Bank of Oklahoma, National
         Association

 10.12* First Amendment to Credit Agreement, dated August 27, 1999 by and among the Company, Compass Bank, and Bank of Oklahoma, National Association

 10.13* Second Amendment to Credit Agreement, dated October 19, 1999 by and among the Company, Compass Bank, and Bank of Oklahoma, National Association

 10.14* Subordination Agreement, dated August 27, 1999 by and between 3TEC Energy Corporation, Compass Bank, and Bank of
         Oklahoma, National Association

 10.15*  Subordination Agreement, dated August 27, 1999 by and among
         Shoemaker Family Partners, LP, Compass Bank, and Bank of
         Oklahoma, National Association

 10.16*  Subordination Agreement, dated August 27, 1999 by and among
         Shoeinvest II, LP, Compass Bank, and Bank of Oklahoma,
         National Association

 27.1    Financial Data Schedule

------------------------

*   Filed herewith

    (b) On July 16, 1999, the Company filed a Form 8-K under Item 1 describing the securities purchase agreement between the Company and 3TEC Energy Corporation that was executed on July 1, 1999.

    On September 8, 1999, the Company filed a Form 8-K under Item 1 describing the final securities purchase agreement and the closing of the transaction on August 27, 1999.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MIDDLE BAY OIL COMPANY, INC.
                                                       (Registrant)

                                                       By:            /s/ FRANK C. TURNER II
                                                            -----------------------------------------
                                                                        Frank C. Turner II
Date: November 12, 1999                                              CHIEF FINANCIAL OFFICER