Form 10QSB/A
period 1999-09-30
3TEC ENERGY CORP
filed 1999-12-28
CIK 903267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-QSB/A

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

               For the quarterly period ended September 30, 1999

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
   EXCHANGE ACT

        For the transition period from ______________ to ______________

                          COMMISSION FILE NO. 0-21702

                            3TEC ENERGY CORPORATION

       (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                      76-0624573
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                            ------------------------

                       TWO SHELL PLAZA, 777 WALKER STREET
                                   SUITE 2400
                               HOUSTON, TX 77002
                    (Address of principal executive offices)

                            ------------------------

                                 (713) 222-6275
                          (Issuer's telephone number)

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

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

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER    DECEMBER 31
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
ASSETS

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS.................................  $25,076,465   $ 1,040,096
  ACCOUNTS RECEIVABLE.......................................    2,716,165     3,309,043
  ACCOUNTS RECEIVABLE-INSURANCE CLAIM.......................           --       448,083
  OTHER CURRENT ASSETS......................................       90,567       141,364
                                                              -----------   -----------
    TOTAL CURRENT ASSETS....................................   27,883,197     4,938,586
NON-CURRENT ASSETS
  NOTES RECEIVABLE--STOCKHOLDER.............................           --       173,115
PROPERTY (AT COST)
  OIL AND GAS (SUCCESSFUL EFFORTS METHOD)...................   80,659,521    90,849,439
  OTHER.....................................................      988,579       795,323
                                                              -----------   -----------
                                                               81,648,100    91,644,762
ACCUMULATED DEPLETION, DEPRECIATION AND AMORTIZATION........  (35,425,362)  (39,073,584)
                                                              -----------   -----------
                                                               46,222,738    52,571,178
OTHER ASSETS................................................      637,875       257,938
                                                              -----------   -----------
TOTAL ASSETS................................................  $74,743,810   $57,940,817
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  CURRENT MATURITY OF LONG-TERM DEBT........................  $ 4,314,318   $        --
  ACCOUNTS PAYABLE-TRADE....................................    2,822,415     3,643,241
  ACCOUNTS PAYABLE-ENEX LP LIMITED PARTNERS.................           --       538,750
  ACCOUNTS PAYABLE-REVENUE..................................      362,065       342,931
  OTHER CURRENT LIABILITIES.................................      200,806       275,010
                                                              -----------   -----------
TOTAL CURRENT LIABILITIES...................................    7,699,604     4,799,932

LONG-TERM DEBT..............................................   24,176,249    27,454,567
CONVERTIBLE SUBORDINATED NOTES..............................   10,850,000            --
DEFERRED INCOME TAXES.......................................      486,353     1,733,167
OTHER LIABILITIES...........................................      304,404       437,949
MINORITY INTEREST...........................................    1,014,155       957,369

STOCKHOLDERS' EQUITY
PREFERRED STOCK, $0.02 PAR, 20,000,000 SHARES AUTHORIZED,
  266,667 DESIGNATED SERIES B AND 2,177,481 SHARES
  DESIGNATED SERIES C, NONE OTHER DESIGNATED................           --            --

CONVERTIBLE PREFERRED STOCK SERIES B, $7.50 STATED VALUE,
  266,667 SHARES ISSUED AND OUTSTANDING AT SEPTEMBER 30,
  1999 AND DECEMBER 31, 1998. $2,000,000 AGGREGATE
  LIQUIDATION PREFERENCE....................................    3,627,000     3,627,000

CONVERTIBLE PREFERRED STOCK SERIES C, $5.00 STATED VALUE,
  1,142,996 AND 1,142,663 SHARES ISSUED AND OUTSTANDING AT
  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998, RESPECTIVELY.
  $5,714,980 AGGREGATE LIQUIDATION PREFERENCE...............    5,235,083     5,281,937

COMMON STOCK, $.02 PAR VALUE, 40,000,000 SHARES AUTHORIZED,
  13,383,005 AND 8,552,365 SHARES ISSUED AND OUTSTANDING AT
  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998, RESPECTIVELY....      267,692       171,055

PAID-IN-CAPITAL.............................................   48,137,005    36,947,588
ACCUMULATED DEFICIT.........................................  (26,985,695)  (23,401,707)
LESS COST OF TREASURY STOCK; 21,773 SHARES..................      (68,040)      (68,040)
                                                              -----------   -----------
TOTAL STOCKHOLDERS' EQUITY..................................   30,213,045    22,557,833
COMMITMENTS AND CONTINGENCIES
                                                              -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $74,743,810   $57,940,817
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30               SEPTEMBER 30
                                                              ------------------------   -------------------------
                                                                 1999          1998         1999          1998
                                                              -----------   ----------   -----------   -----------
REVENUE
  OIL AND GAS SALES AND PLANT INCOME........................  $ 4,656,156   $3,961,442   $11,328,502   $11,078,360
  GAIN ON SALE OF PROPERTIES................................      575,287    1,518,139       882,477     1,527,207
  DELAY RENTAL AND LEASE BONUS INCOME.......................       61,911       20,333        64,911       217,404
  OTHER.....................................................      469,508      194,846       691,442       436,783
                                                              -----------   ----------   -----------   -----------
TOTAL REVENUE...............................................    5,762,862    5,694,760    12,967,332    13,259,754
                                                              -----------   ----------   -----------   -----------
COSTS AND EXPENSES
  LEASE OPERATING, PRODUCTION TAXES AND PLANT COSTS.........    1,434,185    1,934,203     4,450,843     5,539,218
  GEOLOGICAL AND GEOPHYSICAL................................       46,768      139,303       188,484       927,418
  DEPRECIATION, DEPLETION AND AMORTIZATION..................    1,466,006    1,945,110     4,046,546     4,970,052
  IMPAIRMENTS...............................................    1,688,443      492,000     1,688,443       492,000
  DRYHOLE...................................................      391,477       24,141       455,108       331,405
  INTEREST..................................................      717,917      615,792     1,739,362     1,428,633
  STOCK COMPENSATION........................................      729,938           --       729,938        67,500
  SEVERANCE PAYMENT.........................................      284,060           --       284,060            --
  COMPENSATION PLAN PAYMENT.................................      292,527           --       292,527            --
  GENERAL AND ADMINISTRATIVE................................    1,112,181      975,435     3,048,430     3,231,349
  OTHER.....................................................      272,233           --       481,622         4,639
                                                              -----------   ----------   -----------   -----------
TOTAL COSTS AND EXPENSES....................................    8,435,735    6,125,984    17,405,363    16,992,214
LOSS BEFORE INCOME TAX BENEFIT AND MINORITY INTEREST........   (2,672,873)    (431,224)   (4,438,031)   (3,732,460)
MINORITY INTEREST...........................................       23,545      154,209       (40,228)        5,523
                                                              -----------   ----------   -----------   -----------
LOSS BEFORE INCOME TAX BENEFIT..............................   (2,696,418)    (585,433)   (4,397,803)   (3,737,983)
INCOME TAX BENEFIT..........................................     (686,314)    (199,047)   (1,242,324)   (1,270,914)
                                                              -----------   ----------   -----------   -----------
NET LOSS....................................................   (2,010,104)    (386,386)   (3,155,479)   (2,467,069)
DIVIDENDS TO PREFERRED STOCKHOLDERS.........................      142,843           --       428,509        67,945
                                                              -----------   ----------   -----------   -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS................  ($2,152,947)  ($ 386,386)  ($3,583,988)  ($2,535,014)
                                                              ===========   ==========   ===========   ===========
NET LOSS PER SHARE
  Basic.....................................................  ($     0.21)  ($    0.05)  ($     0.39)  ($     0.32)
                                                              ===========   ==========   ===========   ===========
  Diluted...................................................  ($     0.21)  ($    0.05)  ($     0.39)  ($     0.32)
                                                              ===========   ==========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic.....................................................   10,351,990    8,530,592     9,137,784     7,889,947
                                                              ===========   ==========   ===========   ===========
  Diluted...................................................   10,351,990    8,530,592     9,137,784     7,889,947
                                                              ===========   ==========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
OPERATING ACTIVITIES
NET LOSS....................................................  ($ 3,155,479)  ($ 2,467,069)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  DEPLETION, DEPRECIATION AND AMORTIZATION..................     4,046,546      4,970,052
  IMPAIRMENTS...............................................     1,688,443        492,000
  DRYHOLE COSTS.............................................       455,108        331,405
  STOCK COMPENSATION EXPENSE................................       729,938         67,500
  GAIN ON SALE OF PROPERTIES................................      (882,477)    (1,527,207)
  DEFERRED INCOME TAX BENEFIT...............................    (1,242,324)    (1,270,914)
  MINORITY INTEREST.........................................       (40,228)         5,523
  OTHER CHARGES.............................................       345,533        (34,680)
                                                              ------------   ------------
CASH FLOW FROM OPERATIONS BEFORE CHANGES IN CURRENT ASSETS
  AND LIABILITIES...........................................     1,945,060        566,610
CHANGES IN CURRENT ASSETS AND LIABILITIES, NET OF
  ACQUISITION EFFECTS:
  ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS..............       827,906       (588,159)
  ACCOUNTS PAYABLE, REVENUE PAYABLE, AND OTHER CURRENT
    LIABILITIES.............................................    (1,330,626)     2,080,921
                                                              ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     1,442,340      2,059,372

INVESTING ACTIVITIES
PROCEEDS FROM SALES OF PROPERTIES...........................     3,614,453      4,707,497
ADDITIONS TO OIL AND GAS PROPERTIES.........................    (1,827,614)    (3,305,635)
ACQUISITION OF ENEX RESOURCES CORPORATION, NET OF
CASH ACQUIRED OF $4,698,211.................................            --    (11,329,203)
ACQUISITION OF ASSETS OF SERVICE DRILLING CO................            --     (6,337,689)
OTHER ASSETS................................................      (251,680)      (492,129)
PAYMENTS FROM (ADVANCES TO) STOCKHOLDER.....................       173,115         (5,211)
                                                              ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........     1,708,274    (16,762,370)

FINANCING ACTIVITIES
  PROCEEDS FROM DEBT ISSUED.................................     1,036,000     32,469,604
  PROCEEDS FROM SUBORDINATED NOTES ISSUED...................    10,850,000             --
  PROCEEDS FROM COMMON STOCK ISSUED.........................     9,975,000             --
  PRINCIPAL PAYMENTS ON DEBT................................            --    (15,976,432)
  PREFERRED STOCK DIVIDENDS PAID............................      (242,293)       (67,945)
  REGISTRATION COSTS ON SERIES C PREFERRED STOCK............       (48,518)      (778,501)
  OTHER.....................................................      (684,434)      (242,375)
                                                              ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    20,885,755     15,404,351

NET INCREASE IN CASH AND CASH EQUIVALENTS...................    24,036,369        701,353
CASH AND CASH EQUIVALENTS- BEGINNING........................     1,040,096      1,587,184
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS- ENDING...........................  $ 25,076,465   $  2,288,537
                                                              ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  INTEREST PAID IN CASH.....................................  $  1,446,736   $  1,322,038
                                                              ============   ============
  PREFERRED DIVIDENDS INCURRED BUT NOT PAID.................  $    186,216             --
                                                              ============   ============
  ACQUISITION OF OIL AND GAS PROPERTIES FROM 3TEC...........  $    875,000             --
                                                              ============   ============
  DRYHOLE COST ACCRUED BUT NOT PAID.........................  $    345,841             --
                                                              ============   ============
  CONVERSION OF SERIES A PREFERRED STOCK....................            --   $ 10,000,000
                                                              ============   ============
  COMMON STOCK ISSUED AS FINDERS' FEE
    IN ENEX RESOURCES CORP. TENDER OFFER....................            --   $    245,231
                                                              ============   ============
  COMMON STOCK ISSUED IN ACQUISITION OF ASSETS FROM SERVICE
    DRILLING CO., LLC.......................................            --   $  5,078,250
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    3TEC Energy Corporation (the Company)(Formerly Middle Bay Oil Company, Inc.), was incorporated under the laws of the State of Alabama on November 30, 1992. The Company was reincorporated in Delaware on December 7, 1999 and changed its name to 3TEC Energy Corporation. Effective March 27, 1998, the Company acquired 79.2% of Enex Resources Corporation ("Enex") and over a three-week period ending December 23, 1998, the Company acquired an additional 0.80% of Enex for a total of 80% of Enex. Effective April 16, 1998, the Company acquired the assets of Service Drilling Co., LLC ("Service Drilling"). Effective October 1, 1998, the Company acquired 100% of Enex Consolidated Partners, L.P. ("Enex Partnership"), a limited partnership of which Enex owned greater than a 50% interest. The Company and its subsidiaries are engaged in the acquisition, development and production of oil and gas in the contiguous United States.

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


    RESTATEMENT OF CURRENT PERIOD FINANCIAL INFORMATION

    The Company has amended the financial information included in its Form 10-QSB filed November 14, 1999, for its financial results as of, and for the periods ended September 30, 1999. On December 16, 1999 the Company obtained from Ryder Scott Company, an independent reserve engineer, a reserve valuation of its oil and gas properties as of October 1, 1999. Based upon the reserve valuation the Company has recorded an additional impairment of its oil and gas properties of $939,000 ($620,000, net of tax). The effect of the additional impairment increased the net loss per share attributable to common stockholders by $0.07 to $0.39 for the nine month period ended September 30, 1999 and by $0.06 to $0.21 for the three month period ended September 30, 1999.

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

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
                                                              ===========    ===========

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

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

COSTS AND EXPENSES--

    Total expenses increased $2,310,000 over the comparable period. The primary reasons for the total expense increase were non-recurring charges of $1,307,000 associated with the sale of securities to 3TEC and the resulting change in management control, increased impairments of $1,196,000 and increased dryhole costs of $367,000. The non-recurring charges were stock compensation expense of $730,000, severance payment of $284,000 and employee incentive compensation plan payment of $293,000. The stock compensation charge resulted from an amendment to the Company's stock option plan, prior to the sale of securities to 3TEC, which increased the length of time employees and directors could exercise their options if they were terminated or resigned, in the case of directors, for a certain period of time after the sale of securities to 3TEC. The severance payment was the amount payable to John J. Bassett upon his resignation on September 30, 1999, according to the terms of his employment agreement. The employee incentive compensation plan payment was the result of an agreement between 3TEC and the Company to pay the benefits due under the plan as a condition precedent to the closing of the securities sale to 3TEC.

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

    Impairment expense in the current period of $1,688,000 consists of a $472,000 impairment on the fee mineral acreage situated in Louisiana, a $27,000 impairment of various non-producing leases and a $1,189,000 impairment on various oil and gas properties. The fee mineral impairment was the result of 6,227 unleased acres in Terrebonne Parish that are expected to revert to the surface owners by December 1, 1999. Impairments on oil and gas properties were incurred primarily as a result of reserve reclassifications and estimations by new reserve engineers engaged by the Company to evaluate the Company's reserves as of October 1, 1999. Impairment expense in the comparable period was due to the writedown of reserves resulting from an unsuccessful recompletion attempt.

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

OPERATING LOSS AND NET LOSS--

    The Company reported an operating loss before minority interest of $2,673,000 for current period versus an operating loss of $431,000 for the comparable period. Due to the Enex Acquisition, the Company records a minority interest on its income statement to remove the net income or loss attributable to the minority interest holders of Enex (20%). In the current and comparable periods, the minority interest increased the operating loss by $23,000 and $154,000, respectively. The minority interest in the current period accounted only for the Enex operations while the minority interest in the comparable period accounted for the operations of Enex and the Enex Partnership. The Enex Partnership was acquired by the Company effective October 1, 1998.

    The Company reported an income tax benefit of $686,000 in the current period versus a $199,000 benefit in the comparable period.

    The Company reported a net loss of $2,010,000 for the current period versus a net loss of $386,000 for the comparable period. After considering the preferred stock dividend requirement of $143,000 in the current period versus none in the comparable period, the Company reported a net loss attributable to common stockholders in the current and comparable periods of $2,153,000 and $386,000, respectively. The preferred dividends in the current period represent three months of accrued dividends on the Series C preferred stock.

    If the non-recurring charges of $1,307,000 associated with the sale of securities to 3TEC and the resulting change in management control in the current period were excluded, the Company would have reported net loss attributable to common stockholders of $1,060,000 versus the actual net loss attributable to common stockholders of $2,153,000.

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

COSTS AND EXPENSES--

    Total expenses increased $413,000 over the comparable period. The primary reason for the total expense increase was an increase in impairments, offset by lower lease operating expenses, production taxes and plant costs ("lease operating expenses"), geological and geophysical expenses and depletion. Certain non-recurring charges associated with the sale of securities to 3TEC and the resulting change in management control increased total expenses by $1,307,000. The non-recurring charges were stock compensation expense of $730,000, severance payment of $284,000 and employee incentive compensation plan payment of $293,000. The stock compensation charge resulted from an amendment to the Company's stock option plan, prior to the sale of securities to 3TEC, which increased the length of time employees and directors could exercise their options if they were terminated or resigned, in the case of directors, for a certain period of time after the sale of securities to 3TEC. The severance payment was the amount payable to John J. Bassett upon his resignation on September 30, 1999, according to the terms of his employment agreement. The employee incentive compensation plan payment was the result of an agreement between 3TEC and the Company to pay the benefits under the plan as a condition precedent to the closing of the securities sale to 3TEC.

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

    Impairment expense in the current period of $1,688,000 consists of a $472,000 impairment on the fee mineral acreage situated in Louisiana, a $27,000 impairment of various non-producing leases and a $1,189,000 impairment on various oil and gas properties. The fee mineral impairment was the result of 6,227 unleased acres in Terrebonne Parish that are expected to revert to the surface owners by December 1, 1999. Impairments on oil and gas properties were incurred primarily as a result of reserve reclassifications and estimations by new reserve engineers engaged by the Company to evaluate the Company's reserves as of October 1, 1999. Impairment expense in the comparable period was due to the writedown of reserves resulting from an unsuccessful recompletion attempt.

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

OPERATING LOSS AND NET LOSS--

    The Company reported an operating loss before minority interest of $4,438,000 for current period versus an operating loss of $3,732,000 for the comparable period. Due to the Enex Acquisition, the Company records a minority interest on its income statement to remove the net income or loss attributable to the minority interest holders of Enex (20%). In the current and comparable periods, the minority interest decreased the operating loss by $40,000 and increased the operating loss by $6,000, respectively. The minority interest in the current period accounted only for the Enex operations while the minority interest in the comparable period accounted for the operations of Enex and the Enex Partnership. The Enex Partnership was acquired by the Company effective October 1, 1998.

    The Company reported an income tax benefit of $1,242,000 in the current period versus a $1,271,000 benefit in the comparable period.

    The Company reported a net loss of $3,155,000 for the current period versus a net loss of $2,467,000 for the comparable period. After considering the preferred stock dividend requirement of $428,000 in the current period versus $68,000 in the comparable period, the Company reported a net loss attributable to common stockholders in the current and comparable periods of $3,584,000 and $2,535,000, respectively. The preferred dividends in the current period represent nine months of accrued dividends on the Series C preferred stock. The preferred dividend in the comparable period represents accrued dividends on the Series A preferred stock.

    If the non-recurring charges of $1,307,000 associated with the sale of securities to 3TEC and the resulting change in management control in the current period were excluded, the Company would have reported net loss attributable to common stockholders of $2,469,000 versus the actual net loss attributable to common stockholders of $3,584,000.

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

 10.2 Securities Purchase Agreement, dated August 27, 1999 by and between the Company and Shoemaker Family Partners, LP

 10.3 Securities Purchase Agreement, dated August 27, 1999 by and between the Company and Shoeinvest II, LP

 10.4 Securities Purchase Agreement, dated October 19, 1999 between The Prudential Insurance Company of America and the
         Company (Incorporated by reference to Exhibits to Form 8-K filed November 2, 1999.)

 10.5 Shareholders Agreement, dated August 27, 1999 by and among the Company, 3TEC Energy Corporation and the Major
         Shareholders

 10.6 Registration Rights Agreement, dated August 27, 1999 by and among the Company, 3TEC Energy Corporation, the Major
         Shareholders, Shoemaker Family Partners, LP and Shoeinvest
         II, LP

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

 10.9    Employment Agreement, dated August 27, 1999 by and between
         Floyd C. Wilson and the Company

 10.10   Employment Agreement, dated August 27, 1999 by and between
         John J. Bassett and the Company

 10.11   Credit Agreement, dated March 27, 1998 by and among the
         Company, Compass Bank, and Bank of Oklahoma, National
         Association

 10.12 First Amendment to Credit Agreement, dated August 27, 1999 by and among the Company, Compass Bank, and Bank of Oklahoma, National Association

 10.13 Second Amendment to Credit Agreement, dated October 19, 1999 by and among the Company, Compass Bank, and Bank of Oklahoma, National Association

 10.14 Subordination Agreement, dated August 27, 1999 by and between 3TEC Energy Corporation, Compass Bank, and Bank of
         Oklahoma, National Association

 10.15   Subordination Agreement, dated August 27, 1999 by and among
         Shoemaker Family Partners, LP, Compass Bank, and Bank of
         Oklahoma, National Association

 10.16   Subordination Agreement, dated August 27, 1999 by and among
         Shoeinvest II, LP, Compass Bank, and Bank of Oklahoma,
         National Association

 27.1*   Financial Data Schedule

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

                                                       3TEC ENERGY CORPORATION
                                                       (Registrant)

                                                       By:            /s/ FRANK C. TURNER II
                                                            -----------------------------------------
                                                                        Frank C. Turner II
Date: December 28, 1999                                               CHIEF FINANCIAL OFFICER