Form 10QSB
period 2000-03-31
3TEC ENERGY CORP
filed 2000-05-15
CIK 903267

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                      OR

            [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
               For the transition period from ______ to _______

                        Commission File No. ___________

                            3TEC ENERGY CORPORATION
       (Exact name of small business issuer as specified in its charter)

                 DELAWARE                         76-0624573
    (State or other jurisdiction of   (I.R.S. Employer Identification No.)
    incorporation or organization)

                               777 WALKER STREET
                          TWO SHELL PLAZA, SUITE 2400
                              HOUSTON, TX  77002
                   (Address of principal executive offices)

                                (713) 821-7100
                          (Issuer's telephone number)

                                      N/A
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X]   No [_]


  Number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                         Common stock, $0.02 par value
                      6,428,642 shares as of May 9, 2000

           Transitional Small Business Disclosure Format (check one)
                                Yes [_]  No [X]

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                                     INDEX
                                                                            Page
                                                                             No.
                                                                             ---
PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

    Consolidated Balance Sheets-
      March 31, 2000 (Unaudited) and December 31, 1999......................   1
    Consolidated Statements of Operations (Unaudited)-
      Three months ended March 31, 2000 and 1999............................   2
    Consolidated Statements of Cash Flows (Unaudited)-
      Three Months ended March 31, 2000 and 1999............................   3
    Notes to Consolidated Financial Statements (Unaudited)..................   4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................  12

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities..............................................  17
Item 4.  Submission of Matters to a Vote of Security Holders................  17
Item 6.  Exhibits and Reports on Form 8-K...................................  18

3TEC ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         MARCH          DECEMBER 31
                                                                          2000             1999
                                                                     -------------     -------------
ASSETS                                                                (Unaudited)        (Audited)
CURRENT ASSETS
  Cash and cash equivalents                                          $   3,916,880     $   6,141,153
  Accounts receivable                                                    9,823,915         9,453,551
Other current assets                                                       875,312           176,226
                                                                     -------------     -------------
  Total current assets                                                  14,616,107        15,770,930

PROPERTY (AT COST)
  Oil and gas-successful efforts method                                191,944,745       168,840,499
  Other                                                                  1,566,774         1,141,879
                                                                     -------------     -------------
                                                                       193,511,519       169,982,378
Accumulated depreciation, depletion and amortization                   (42,001,016)      (38,208,298)
                                                                     -------------     -------------
                                                                       151,510,503       131,774,080
OTHER ASSETS                                                             1,733,823         1,698,496
                                                                     -------------     -------------
TOTAL ASSETS                                                         $ 167,860,433     $ 149,243,506
                                                                     =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable-trade                                             $   5,403,704     $   5,726,569
  Revenue payable                                                        1,431,138         1,576,731
  Accounts payable-Stockholder Dissenters                                1,118,678         1,118,678
  Other current liabilities                                                796,417           347,733
                                                                     -------------     -------------
Total current liabilities                                                8,749,937         8,769,711

LONG-TERM DEBT                                                          83,500,000        87,500,000
SENIOR SUBORDINATED CONVERTIBLE NOTES                                   13,223,844        13,223,844
DEFERRED INCOME TAXES                                                    1,896,066           290,643
OTHER LIABILITIES                                                          209,670           257,627
MINORITY INTEREST                                                        1,163,782         1,089,044

STOCKHOLDERS' EQUITY

Preferred stock, $0.02 par,  20,000,000 shares  authorized,
 266,667 designated Series B, 2,300,000 shares designated
 Series C and 725,167 designated Series D, none other designated                 -                 -

Convertible preferred stock Series B, $7.50 stated value,
  266,667 shares issued and outstanding. $2,000,000 aggregate
  liquidation preference                                                 3,627,000         3,627,000

Convertible  preferred  stock  Series C,  $5.00  stated  value,
  1,132,338  and 1,139,506  shares issued and  outstanding at
  March 31, 2000 and December 31, 1999, respectively. $5,661,690
  aggregate liquidation preference                                       5,162,600         5,198,440

Convertible preferred stock Series D, $24.00 stated value,
  621,930 shares issued and outstanding at March 31, 2000.
  $14,926,320 aggregate liquidation preference                           7,571,552                 -

Common stock,  $.02 par value,  60,000,000  shares  authorized,
  6,429,439  and 5,338,771 shares issued at March 31, 2000
  and December 31, 1999, respectively                                      128,588           106,778


  Additional paid-in capital                                            68,365,847        57,775,199
  Accumulated deficit                                                  (24,551,735)      (27,408,062)
  Treasury stock; 7,258 shares                                          (1,186,718)       (1,186,718)
                                                                     -------------     -------------
TOTAL STOCKHOLDERS' EQUITY                                              59,117,134        38,112,637

COMMITMENTS AND CONTINGENCIES
                                                                     -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 167,860,433     $ 149,243,506
                                                                     =============     =============

See accompanying notes to consolidated financial statements.

3TEC ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        (Unaudited)    (Unaudited)
                                                                           2000            1999
                                                                        -----------     -----------
REVENUE
  Oil and gas sales and plant income                                    $16,914,573     $ 3,072,064
  Gain on sale of properties                                                  8,893          74,298
  Other                                                                     329,119         102,777
                                                                        -----------     -----------
TOTAL REVENUE                                                            17,252,585       3,249,139
                                                                        -----------     -----------

COSTS AND EXPENSES
  Lease operating, production taxes and plant costs                       4,581,129       1,559,121
  Geological and geophysical                                                125,261          69,557
  Dry hole costs                                                             12,243          62,189
  Depreciation, depletion and amortization                                3,920,436       1,349,630
  Interest                                                                2,084,499         511,756
  General and administrative                                              1,697,053       1,021,737
  Other                                                                      67,723               -
                                                                        -----------     -----------
TOTAL COSTS AND EXPENSES                                                 12,488,344       4,573,990

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT), MINIORITY INTEREST
  AND DIVIDENDS TO PREFERRED STOCKHOLDERS                                 4,764,241      (1,324,851)
Minority interest                                                            42,400          (9,770)
Income tax expense (benefit)                                              1,605,424        (409,494)
                                                                        -----------     -----------
NET INCOME (LOSS)                                                         3,116,417        (905,587)
Dividends to preferred stockholders                                         260,090         142,833
                                                                        -----------     -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                   $ 2,856,327     $(1,048,420)
                                                                        ===========     ===========
NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                                                 $      0.48     $     (0.37)
                                                                        ===========     ===========
  DILUTED                                                               $      0.35     $     (0.37)
                                                                        ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC                                                                   6,013,109       2,843,531
                                                                        ===========     ===========
  DILUTED                                                                 9,342,722       2,843,531
                                                                        ===========     ===========

See accompanying notes to consolidated financial statements.

3TEC ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                            (Unaudited)    (Unaudited)
                                                                                               2000            1999
                                                                                            -----------     -----------
OPERATING ACTIVITIES
Net Income (loss)                                                                           $ 3,116,417     $  (905,587)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
  Depreciation, depletion and amortization                                                    3,920,436       1,349,630
  Dry hole costs                                                                                 12,243          62,189
  Gain on sale of properties                                                                     (8,893)        (74,298)
  Deferred income taxes                                                                       1,605,424        (422,127)
  Minority interest                                                                              42,400          (9,770)
  Other charges                                                                                       -          60,000
                                                                                            -----------     -----------
Cash flow from operations before changes in current assets and liabilities                    8,688,027          60,037
Changes in current assets and liabilities net of acquisition effects:
  Increase in accounts receivable and other current assets                                     (278,269)        754,736
  Decrease in accounts payable, revenue payable and other current liabilities                (1,384,253)       (703,183)
                                                                                            -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     7,025,505         111,590

INVESTING ACTIVITIES
  Proceeds from sales of properties                                                             148,519          73,321
  Acquisition of Magellan Exploration, LLC, net of cash acquired                               (269,937)              -
  Additions to oil and gas assets                                                            (4,165,381)       (468,037)
  Additions to other assets                                                                    (486,532)         (2,486)
  Advances to stockholder                                                                             -          (1,738)
                                                                                            -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                                        (4,773,331)       (398,940)

FINANCING ACTIVITIES
  Proceeds from issuance of debt                                                                      -         516,000
  Proceeds from issuance of common stock                                                         12,000               -
  Principal payments on debt                                                                 (4,000,000)              -
  Preferred stock dividends                                                                    (219,313)              -
  Debt, common stock and preferred stock issue and registration costs                          (269,134)        (48,518)
                                                                                            -----------     -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                             (4,476,447)        467,482

Net increase (decrease) in cash and cash equivalents                                         (2,224,273)        180,132
Cash and cash equivalents - Beginning                                                         6,141,153       1,040,096
                                                                                            -----------     -----------
Cash and cash equivalents - Ending                                                          $ 3,916,880     $ 1,220,228
                                                                                            ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                                  $ 2,054,620     $   678,097
                                                                                            ===========     ===========
  Income taxes                                                                              $         -     $         -
                                                                                            ===========     ===========
Non-cash investing and financing activities:
  Preferred dividends incurred but not paid                                                 $   150,434     $   142,833
                                                                                            ===========     ===========
  Common stock and warrants issued in acquisition of Magellan Exploration, LLC              $10,572,935     $         -
                                                                                            ===========     ===========
  Preferred stock issued in acquisition of Magellan Exploration, LLC                        $ 7,453,457     $         -
                                                                                            ===========     ===========

See accompanying notes to consolidated financial statements.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                                March 31, 2000


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     3TEC Energy Corporation (the Company), was incorporated under the laws of the state of Alabama on November 20, 1992. The Company was reincorporated in Delaware on December 7, 1999 and changed its name to 3TEC Energy Corporation. The reincorporation and name change were part of a series of transactions related to a securities purchase agreement that closed on August 27, 1999 between the Company and W/E Energy Company LLC ("W/E LLC"), whereby the Company received $21.4 million in cash and oil and natural gas properties for the sale of common stock, warrants and debt securities (See Note 3). Effective November 23, 1999, the Company acquired oil and natural gas properties and interests managed by Floyd Oil Company ("Floyd Oil Company") from a group of private sellers.

     The Company is engaged in the acquisition, development, production and exploration of oil and natural gas in the contiguous United States. The Company considers its business to be a single operating segment.

Basis of Presentation

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 31, 2000 and December 31, 1999 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2000 and 1999.

     The consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission. An independent accountant has not audited the accompanying consolidated financial statements. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and Enex, an 80% owned subsidiary. The equity of the minority interests in Enex is shown in the consolidated financial statements as "minority interest." All significant intercompany balances and transactions have been eliminated in consolidation.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                                March 31, 2000


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

     Basic earnings and loss per common share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings and loss per share reflect dilution from all potential common shares, including options, warrants and convertible preferred stock and convertible notes. Diluted loss per share does not include the effect of any potential common shares if the effect would be to decrease the loss per share.

     At March 31, 1999, the Company had a weighted average of 472,570 combined stock options, warrants and convertible preferred stock and notes outstanding, respectively, which were not included in the computation of diluted earnings per share, because the effect of the assumed exercise of these stock options, warrants and convertible securities would have an antidilutive effect on the
computation of diluted loss per share.   At March 31, 1999, the Company had
outstanding convertible preferred stock that was convertible into 380,888 shares of common stock. The convertible preferred stock and dividends of $142,833, were not reflected in the computation of diluted earnings per share, because the effect of the assumed conversion and dividends of these preferred shares would have an antidilutive effect on the computation of diluted loss per share.

     Basic and diluted earnings per share for the three month period ended March 31, 2000 was determined as follows (in thousands):

                                                                           Net
                                                                          Income
                                                                          ------
Basic net income attributable to common stockholders                      $2,856
Plus preferred stock dividends                                               260
Plus interest expense (net of tax) on subordinated convertible notes         196
                                                                          ------
Fully diluted net income attributable to common stockholders              $3,312
                                                                          ======

                                                                          Outstanding
                                                                          Shares
                                                                          ------
Basic shares outstanding (weighted average shares)                         6,013
Plus potentially dilutive securities:
 Dilutive options and warrants applying treasury stock method              1,004
 Shares from conversion of subordinated convertible notes                  1,469
 Shares from conversion of Series B preferred stock                           91
 Shares from conversion of Series C preferred stock                          379
 Shares from conversion of Series D preferred stock                          387
                                                                          ------
Fully diluted shares outstanding (weighted average shares)                 9,343
                                                                          ======

          All share and per share amounts have been retroactively adjusted for a one-for-three reverse split that was approved on January 14, 2000.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                                March 31, 2000


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

     Certain reclassifications of prior period amounts have been made to conform to the current presentation.

(2)  ACQUISITIONS

     On February 3, 2000, we completed the acquisition of Magellan Exploration LLC ("the Magellan Acquisition"), from certain affiliates of EnCap and other third parties for consideration consisting of (a) 1,085,934 shares of common stock, (b) four year warrants to purchase up to 333,333 shares of common stock at $30.00 per share, (c) 617,009 shares of 5% Series D Convertible Preferred Stock with a redemption value of $24.00 per share and (d) the assignment of a performance based "back-in" working interest of 5% of Magellan's interest in 12 exploration prospects. The total purchase price of approximately $18.7 million was allocated principally to oil and natural gas properties.

     On November 23, 1999, the Company completed the acquisition of oil and natural gas properties and interests, managed by Floyd Oil Company, owned by a group of private sellers (the "Floyd Oil Acquisition") for $86.8 million in cash and 503,426 shares of Company common stock. Floyd Oil Company is not affiliated with Floyd C. Wilson, Chief Executive Officer of the Company. The effective date of the acquisition was January 1, 1999 and the cost was allocated using the purchase method of accounting. The total purchase price of $90.2 million, considering post-closing adjustments and transaction costs, was allocated principally to oil and natural gas properties.

     The following pro forma data presents the results of the Company for the three months ended March 31, 1999, as if the Floyd Oil Acquisition had occurred on January 1, 1999. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The pro forma financial data does not include the financial information for Magellan, which is not significant with respect to the operations of the Company for the period presented. The following data reflects pro forma adjustments for oil and gas revenues, production costs, depreciation and depletion related to the properties acquired, preferred stock dividends on preferred stock issued, interest expense on debt issued and the related income tax effects (in thousands, except per share amounts):

                                                        Pro Forma
                                                    Three Months Ended
                                                      March 31, 1999
                                                       (Unaudited)
                                                       -----------
Total revenues                                           $10,170
Net loss attributable to common stockholders                (907)
Net loss per share attributable to common stockholders     (0.17)

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                                March 31, 2000


(3) COMMON STOCK, WARRANT AND SENIOR SUBORDINATED CONVERTIBLE NOTE SALE TO W/E ENERGY COMPANY, LLC ("W/E LLC")

     On August 27, 1999, the Company closed a Securities Purchase Agreement (the "Agreement') for a total of $21.4 million with W/E LLC. The Securities Purchase Agreement and contemplated transactions were approved by the stockholders at the Company's annual meeting on August 10, 1999.

     The controlling person of W/E LLC is EnCap Investments L.L.C., a Delaware limited liability company ("EnCap Investments"). The sole member of EnCap Investments is El Paso Field Services Company, a Delaware corporation ("El Paso Field Services"). The controlling person of El Paso Field Services is El Paso Energy Corporation, a Delaware corporation. The Company received $9.8 million in cash and properties valued at $875,000 in exchange for 1,585,185 shares of common stock and 1,200,000 warrants (the "Warrants") and $10.7 million for a 5-year senior subordinated convertible note with a face value of $10.7 million (See Note 6).

     W/E LLC is currently the Company's largest shareholder.

(4)  RELATED PARTY TRANSACTIONS

     David B. Miller and D. Martin Phillips, directors of the Company, are managing directors of EnCap Investments, which is the controlling person of W/E LLC. W/E LLC is a significant shareholder of the Company. Gary R. Christopher, a shareholder and director of the Company, is employed by Kaiser-Francis Oil Co., which is a significant shareholder of the Company.

(5)  LONG-TERM DEBT

     Long-term debt at March 31, 2000 and December 31, 1999, consisted of the following (in thousands):

                                                   March 31,     December 31,
                                                     2000           1999
                                                   -------        -------
$250 million Credit Facility                       $83,500        $87,500
Less current maturities                                 --             --
                                                   -------        -------
Long term debt excluding current maturities        $83,500        $87,500
                                                   =======        =======

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                                March 31, 2000


(5)  LONG-TERM DEBT (continued)

     Concurrent with the Floyd Oil Acquisition, the Company entered into a $250 million credit facility (the "Facility") with Bank One, Texas, NA as agent and four other banks. The Company's borrowing base has been initially set at $95 million, with $83.5 million outstanding at March 31, 2000. The borrowing base will be redetermined semi-annually on May 1 and November 1. Interest under the Facility accrues at a rate calculated at the Company's option as either the bank's prime rate plus 25 basis points or LIBOR plus basis points increasing from a low of 125 to a high of 187.5 as loans outstanding increase as a percentage of the borrowing base. As of March 31, 2000, the Company was paying 7.87% per annum interest on $82.5 million and 7.88% per annum interest on $1 million of the principal balance of the Facility. The loan matures on November 30, 2002. Prior to maturity, no payments of principal are required so long as the borrowing base exceeds the loan balance. The borrowings under the Facility are secured by substantially all of the Company's oil and natural gas properties.

     As defined, the Facility requires an interest coverage ratio of two and a half to one (2.5:1), determined on a quarterly basis prior to the quarter ending September 30, 2000 and each four quarter period thereafter, and a current ratio, excluding current maturities of the Facility, of one to one (1:1), determined on a quarterly basis.

     The Facility also contains certain other affirmative and negative covenants including, but not limited to:

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

     Events of default under the Facility include a final judgement or order in excess of $1 million, a change of control of the Company or Floyd C. Wilson ceasing to act as Chief Executive Officer.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                                March 31, 2000


(6)  SENIOR SUBORDINATED CONVERTIBLE NOTES

     On August 27, 1999, senior subordinated convertible promissory notes (the "Senior Notes") were sold to W/E LLC and affiliates of Alvin V. Shoemaker ("Shoemaker"), a former director and significant shareholder, for $10.7 million and $150,000, respectively. On October 19, 1999, $2.4 million of Senior Notes were sold to The Prudential Insurance Company of America ("Prudential"). The Senior Notes bear interest at an annual rate of 9%. Interest is payable beginning on December 31, 1999, every March 31, June 30, September 30 and December 31, until maturity on August 27, 2004. The Company may defer payment of fifty percent (50%) of the first eight quarterly interest payments. The Senior Notes may be prepaid by the Company, without premium or penalty, in whole or in
part, at any time after August 27, 2001.   The holders of the Senior Notes may
convert all or any portion of outstanding principal and accrued interest at any time into a total of 1,469,316 common shares of Company common stock at a conversion price of $9.00 per share. The conversion price may be adjusted from time to time based on the occurrence of certain events. In the event of a change in control, the entire outstanding principal balance and all accrued, but unpaid, interest is immediately due and payable.

     The Senior Notes rank senior in right of payment to all Company notes and indebtedness other than the Facility.


(7)  STOCKHOLDERS' EQUITY

Series D Preferred Stock

    In connection with the acquisition of Magellan, the Company issued 617,009 shares of Series D Preferred Stock, par value $0.02 per share, with a redemption value of $24.00 per share. While the per share redemption and dividend amounts vary, the rights as to dividends and liquidation payments of all outstanding issues of Preferred Stock are equal. Shares of Series D Preferred Stock earn dividends at 5% per annum cumulative, payable semi-annually on March 31 and September 30 of each year, when, as and if authorized and declared by the board of directors. For a period of three years from the closing date of the Magellan transaction, the Company may pay the dividends at its option in cash or in additional shares of Series D Preferred Stock.

     Holders of Series D Preferred Stock have the right to convert one share of Series D Preferred Stock into one share of common stock. Upon thirty days written notice, the Company has the right to redeem any or all shares of Series D Preferred Stock for $24.00 per share plus any accrued and unpaid dividends. Holders of the Series D Preferred Stock have no right to require the Company to redeem the Series D Preferred Stock.

     In the event of liquidation, dissolution, winding-up or merger of the Company, the holders of Series D Preferred Stock are entitled to receive distributions of $24.00 per share of Series D Preferred Stock plus any accrued but unpaid dividends before any holders of common stock or junior preferred stock receive any distributions.

     A majority of the holders of Series D Preferred Stock must consent to certain actions by the Company, which would adversely affect any holder's rights and preferences.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                                March 31, 2000


(8)  COMMITMENTS AND CONTINGENCIES

     On November 18, 1999, the Company's shareholders approved a reincorporation of the Company from Alabama to Delaware (See Note 1). The Alabama Code has a shareholder dissent provision that allows a shareholder to dissent from the reincorporation and demand cash payment equal to the fair value of the common stock owned at the date of the reincorporation. Before the November 18 shareholders meeting, the Company received shareholder dissents representing ownership of 99,438 shares of common stock. Over the period December 15, 1999 to January 25, 2000, the Company received formal demands for payment from the dissenting shareholders (the "dissenters"). The Company made an offer to the dissenters on March 14, 2000 and the dissenters made a counteroffer in late March. If the Company and the dissenters cannot reach agreement on the fair value of the common shares within 60 days of the dissenters' counteroffer, if any, the matter is then moved to the Circuit Court of Washington County, Alabama for resolution. The exact amount to be paid to the dissenters for their common shares cannot be determined at this time. Based on the Company's closing stock price on November 23, 1999 of $11.25 per share and accrued interest from November 23, 1999, the Company accrued the estimated cash payment to the dissenters of approximately $1.1 million.

     As of March 31, 2000, the Company had $55,000 of irrevocable standby letters of credit outstanding.

    The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.


(9)  HEDGING ACTIVITIES

     In February, 2000, the Company entered into fixed price swap agreements covering 2,000 barrels of oil per day for the period March through October 2000 at a weighted average NYMEX West Texas Intermediate price of $25.96 per barrel. During the period ending March 31, 2000, the Company incurred a hedging loss of $101,000. The fair market value of the open position at March 31, 2000 was approximately $(47,480).

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements
                                March 31, 2000


(10) SUBSEQUENT EVENTS

     In April, the Company entered into a forward sale agreement for 3,750 Mcf of gas per day from May through August 2000, at an average price of $3.05 per Mcf.

     On April 14, 2000, the Company executed a definitive agreement to acquire natural gas and oil properties in East Texas operated by C.W. Resources, Inc. (the "CWR Acquisition") for cash consideration of approximately $52 million.
The Company paid a deposit of $5.2 million at the time it executed the definitive agreement. The CWR Acquisition is expected to be financed under our existing credit facility, which the Company proposes to expand prior to closing. The closing is expected on or before May 31, 2000 and is contingent upon satisfaction of customary closing conditions. The effective date of this transaction will be January 1, 2000.

     On April 28, 2000, the Company filed a registration statement with the Securities and Exchange Commission relating to a public offering of 6,250,000 shares of common stock, plus up to an additional 937,500 shares that will be subject to an option granted to the underwriters to cover any overallotments. Pending use of the proceeds for acquisitions, development and exploration, the Company intends to repay a portion of its outstanding debt under its credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties and other factors beyond the control of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

OVERVIEW

     We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. We also own significant properties in the Permian and San Juan basins and in the Mid-Continent region. Our management and technical staff have substantial experience in each of these areas. As of December 31, 1999, not including the recent acquisition of Magellan Exploration LLC ("Magellan") or the pending acquisition of properties in East Texas operated by C.W. Resources, Inc. (the "CWR Properties"), we had estimated total net proved reserves of 218.7 Bcfe, of which approximately 73% were natural gas and approximately 82% were proved developed, with an estimated PV-10 value of $198.6 million.

     We have increased our reserves and production principally through acquisitions. We focus on properties that have a substantial proved reserve component and which management believes to have additional exploitation opportunities. In early 2000, through the acquisition of Magellan, we acquired a number of drilling prospects, covered by an extensive 3-D seismic database, that we believe have exploration potential. We have assembled an experienced management team and technical staff with expertise in property acquisitions and development, reservoir engineering, exploration and financial management.

     We underwent a change of control in August 1999, in a transaction in which W/E Energy Company LLC invested $21.4 million in cash and oil and natural gas properties for common stock, warrants and subordinated notes representing at that time approximately 36% of our then outstanding common stock.

     Since our formation in 1992, we have grown principally through several acquisitions of proved properties in the Gulf Coast and Mid-Continent regions. Acquisitions made in 1997 and 1998 significantly increased our reserves and production but were primarily nonoperated properties with high per Mcfe lease operating costs. Following the change in control discussed above, during the second half of 1999 and the first quarter of 2000, we closed several transactions that changed our senior management team, capital structure and our property base. In addition, we added several experienced professionals to our technical staff. Because of these recent transactions, the historical results of operations and cash flows will differ materially from, and will not be representative of, our future results.

     We increased our asset base substantially and decreased our operating cost per Mcfe on a pro forma basis with the acquisition of properties and interests managed by Floyd Oil Company (the "Floyd Oil Properties") in November 1999. The Floyd Oil Properties had estimated net proved reserves at December 31, 1999 of
165.5 Bcfe with a PV-10 value of $146.1 million. On a pro forma basis, the Floyd Oil Properties resulted in additional EBITDAX of $17.9 million and $20.6 million and additional pro forma revenues of $34.1 million and $33.8 million for the years ended 1998 and 1999, respectively. EBITDAX represents earnings before interest expense, income taxes, depreciation, depletion and amortization, impairment expense, dry hole expense, geological and geophysical expense, gains (losses) on property sales, minority interest, other non-recurring items, and other non-cash charges. Also, on a pro forma basis, after giving effect to the acquisition of the Floyd Oil Properties, our total operating cost per Mcfe for the years ended 1998 and 1999 declined 10% and 1% to $0.95 and $0.84, respectively. Pro forma general and administrative cost per Mcfe for the same periods declined 45% and 50% to $0.32 and $0.30, respectively. Revenues and expenses from the Floyd Oil Properties are included in our historical operating results only for the period from November 23, 1999, the date of acquisition, through December 31, 1999.

     Additionally, in February 2000 we closed the acquisition of Magellan Exploration LLC ("Magellan"), which owns primarily proved undeveloped reserves, with significant 3-D seismic data. We plan to fund a development program of Magellan's undeveloped properties, which we believe could increase future reserves and production. We expect our acquisition program to continue to be a significant source of growth for us, depending on the market for oil and natural gas properties, and industry conditions generally.

     On April 14, 2000, we entered into a definitive agreement to acquire the CWR Properties for cash consideration of approximately $52 million. The acquisition is subject to satisfaction of customary closing conditions and is expected to close on or before May 31, 2000. The CWR Properties are located in Upshur and Gregg Counties in East Texas and consist of 178 gross wells (46 net wells) and cover 35,706 gross acres (8,926 net acres). At December 31, 1999, the CWR Properties had net proved reserves of 63.9 Bcfe with an associated PV-10 value of $54.9 million. These proved reserves are approximately 92% natural gas and 50% of the volumes are classified as proved developed.

CERTAIN ACCOUNTING PRACTICES

     We use the successful efforts method of accounting for our investments in oil and natural gas properties. Under this method, we capitalize all direct costs incurred in connection with the acquisition, drilling and development of productive oil and natural gas properties. Costs associated with unsuccessful exploration are expensed as incurred. Geological and geophysical costs and costs of carrying and retaining unevaluated properties are expensed as incurred. Depreciation, depletion and amortization of capitalized costs are computed separately for each field based on the unit of production method using only proved oil and natural gas reserves.

     We review our oil and natural gas properties on a field level for impairment when circumstances indicate that the capitalized costs less accumulated depreciation, depletion and amortization (the "Carrying Value") of the property may not be recoverable. If the Carrying Value of the property exceeds the expected future undiscounted cash flows, an amount equal to the excess of the Carrying Value over the fair value of the property is charged to operations. An impairment results in a non-cash charge to earnings but does not affect cash flows unless our borrowing base was significantly reduced as a result of the impairment.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that our cash flows from operations are adequate to meet the requirements of operating our business. However, future cash flows are subject to a number of variables, including our level of production and prices, and we cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Our principal operating sources of cash include sales of natural gas and oil production.

     Our pro forma EBITDAX, including the Floyd Oil Properties, for the year ended December 31, 1999, was $36.4 million. For the year 2000, we have budgeted approximately $20 million for capital expenditures, including an estimated $3.4 million with respect to the CWR Properties. We are obligated to pay dividends of approximately $570,000 per year on the Series C Preferred Stock in cash and dividends of $740,000 per year on the Series D Preferred Stock, which we may pay in either cash or in additional shares of Series D Preferred Stock during the three years ending February 1, 2003. We are obligated to pay interest on the convertible subordinated notes of approximately $1.2 million per year.

     Our primary source of financing for acquisitions has been borrowings under our credit facility, discussed below. We have also recently utilized private equity financing to supplement our capital requirements. We believe we will have sufficient cash flow from operations and borrowings under our credit facility to meet our obligations and operating needs for the coming year. We also believe that we have the ability to raise additional private equity or debt financing and otherwise access the capital markets should such sources of capital prove insufficient to execute our strategic objectives. However, future cash flows are subject to a number of variables, including our level of production and prices, and we cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

     In connection with our acquisition of the Floyd Oil Properties on November 23, 1999, we entered into a $250 million credit facility with Bank One, Texas, N.A. and certain other financial institutions. Our then existing bank debt of $26.6 million was paid in full with proceeds from the new facility. The credit facility provides for a borrowing base which is adjusted periodically on the basis of the discounted present value attributable to our proved producing oil and natural gas reserves, as determined by our lenders. The credit facility currently provides for a $95 million borrowing base. The borrowing base will be redetermined semi-annually on May 1 and November 1 of each year. Interest under the facility accrues at our option at a rate calculated as either the bank's prime rate plus 25 basis points or LIBOR plus basis points increasing from a low of 125 to a high of 187.5 as loans outstanding increase as a percentage of the borrowing base. At March 31, 2000, we were paying approximately 7.9% per annum interest on the entire principal balance of the facility of $83.5 million. The loan matures on November 30, 2002. Prior to maturity, no payments of principal are required so long as the borrowing base exceeds the loan balance. The borrowings under the facility are secured by substantially all of our properties. At March 31, 2000, the amount available to be borrowed under the credit facility was approximately $11.5 million.

     In connection with this credit facility, we are required to adhere to certain affirmative and negative covenants. The loan agreement contains a number of dividend restrictions and restrictive covenants which, among other things, require the maintenance of a minimum current ratio and interest coverage ratio.

     In connection with our pending acquisition of the CWR Properties, we have begun negotiations with the lenders participating in our credit facility to increase the amount of availability under the borrowing base by an amount that would enable us to borrow substantially all of the purchase price of the CWR Properties. These negotiations are ongoing, and the lenders have indicated a preliminary willingness to increase our borrowing capacity by an amount that would enable us to borrow substantially all of the purchase price of the CWR Properties.

     On April 28, 2000, the Company filed a registration statement with the Securities and Exchange Commission relating to a public offering of 6,250,000 shares of common stock, plus an additional 937,500 shares that will be subject to an option granted to the underwriters to cover any overallotments. Pending use of the proceeds for acquisitions, development and exploration, the Company intends to repay a portion of its outstanding debt under its credit facility.

     We generally sell our oil at local field prices paid by the principal purchasers of oil. The majority of our natural gas production is sold at spot prices. Accordingly, we are generally subject to the commodity prices for these resources as they vary from time to time. Prices since mid-1999 have generally followed an increasing trend, but the market continues to have considerable volatility. We have entered into fixed price swap agreements covering 2,000 barrels per day of our oil production for the period March through October 2000 at an average price of $25.96 per barrel. The price used to determine the settlement amount is the average of the near month contract on the NYMEX. Settlement is on the 23rd of each month for the preceding month. The hedging agreements are with financial institutions that participate in our credit facility.

     We have entered into a forward sale agreement for 3,750 Mcf of gas per day for the period May through August 2000 at an average price of $3.05 per Mcf.

     Our revenues and the value of our oil and gas properties have been and will be affected by changes in natural gas and oil prices. Our ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on natural gas and oil prices. These prices are subject to significant seasonal and other fluctuations that are beyond our ability to control or predict. During the first quarter 2000, we received an average of $24.94 per barrel of oil and $2.56 per Mcf of gas.

Although the level of inflation affects some costs and expenses, inflation has not had a significant effect in recent years. Should conditions in the industry continue to improve, causing an increase in competition resulting in a relative shortage of oilfield supplies and/or services, inflationary cost pressures may resume.

RESULTS OF OPERATIONS

     Our revenue, profitability, and future rate of growth are dependent upon prevailing prices for oil and natural gas, which, in turn, depend upon numerous factors such as economic, political, and regulatory developments, as well as competition from other sources of energy. The energy markets historically have been highly volatile, and future decreases in prices could have an adverse effect on our financial position, results of operations, quantities of reserves that may be economically produced, and access to capital.

     Due to our significant property and corporate acquisitions in 1999 and 2000, our 1999 change of control and our current capital structure, comparisons of our results of operations for interim periods in 2000 may not be meaningful. You should read the following discussion and analysis together with our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 1999, filed in our 1999 Form 10-KSB.

THREE MONTHS ENDED MARCH 31, 2000, COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999

     The following table reflects certain summary operating data for the periods presented:

                                         Three Months Ended
                                             March  31,
                                             ----------
                                          2000        1999
                                          ----        ----
     Net Production Data :
     Oil and Liquids (MBbls)               308          144
     Natural Gas (MMcf)                  3,578          930
     Equivalent Production (MMcfe)       5,426        1,794

     Average Sales Price: (1)
     Oil and Liquids (per Bbl)         $ 24.94       $ 9.87
     Natural Gas (per Mcf)                2.56         1.61
     Equivalent price (per Mcfe)          3.11         1.63

     Expenses ($ per Mcfe):
     Oil and gas operating (2)         $  0.84       $ 0.87
     General and administrative           0.31         0.57
     Depreciation and depletion (3)       0.72         0.75
     Cash margin ($ per Mcfe) (4)         1.96         0.19

-------------
(1)  Excludes effect of our hedging activities.
(2)  Includes lease operating costs, production taxes and ad valorem taxes.
(3)  Represents depreciation, depletion and amortization, excluding impairments.
(4) Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.


   REVENUE. Total revenue for the three months ended March 31, 2000, was $17.2 million, an increase of $14.0 million (431%) over total revenue for the three months ended March 31, 1999. Natural gas revenues for the three months ended March 31, 2000 were $9.2 million, approximately 512% higher than the natural gas revenues of $1.5 million for the three months ended March 31, 1999. Natural gas production volumes increased 285% in the three months ended March 31, 2000. Oil production volumes increased by approximately 114%, principally as a result of the additional volumes from the Floyd Oil Properties during the period. Oil revenues for the three months ended March 31, 2000 were $7.7 million, approximately 438% higher than the oil revenues of $1.4 million for the three months ended March 31, 1999. Other oil and gas revenue increased 12%, from $147,000 to $165,000 for the three months ended March 31, 2000.

The Company incurred a hedging loss of approximately $101,000 during the current period on our oil production hedge. Average natural gas sale prices increased 59% for the three months ended March 31, 2000 compared with the three months ended March 31, 1999, while oil prices, excluding the effects of hedging, increased 153% during the same period. For the three months ended March 31, 2000, approximately 54% of the dollar amount of our product sales were natural gas. Production from Magellan from the date of acquisition (February 3, 2000) to the end of the period contributed less than 1% to the Company's total revenues in the three months ended March 31, 2000.

   GAIN ON PROPERTY SALES, INTEREST AND OTHER INCOME. The Company did not sell a significant number of oil and natural gas properties during the periods ended March 31, 2000 and March 31, 1999. Other income for the three months ended
March 31, 2000 of $329,000, consisted principally of interest income, lease bonus and delay rentals and approximately $147,000 from a lawsuit settlement.

   EXPENSES. Total expenses for the three months ended March 31, 2000 were $12.5 million, a $7.9 million increase over the $4.6 million for the three months ended March 31, 1999. Comparability of total expenses was affected by additional expenses of approximately $5.9 million attributable to the acquisition of the Floyd Oil Properties and Magellan. Lease operating expense of $4.6 million, or approximately $0.84 per Mcfe, increased by approximately $3.0 million from the three months ended March 31, 1999, when it was approximately $0.87 Mcfe. Depreciation and depletion expense for the three months ended March 31, 2000 was $3.9 million, or approximately $0.72 per Mcfe, compared to $1.3 million or approximately $0.75 per Mcfe for the three months ended March 31, 1999. The increase in depletion due to the acquisition of the Floyd Oil Properties was offset to a slight degree by lower depletion due to impairments, property sales and lower production on properties owned the entire period of 1999. General and administrative expense was $1.7 million, or approximately $0.31 per Mcfe, compared to $1.0 million or approximately $0.57 per Mcfe for the three months ended March 31, 1999. The general and administrative expense increase was primarily the result of increases in salary, insurance and rent expenses associated with the Company's growth. Interest expense of $2.1 million, increased $1.6 million (307%) for the three months ended March 31, 2000, the increase reflecting increased borrowings under our credit facility for acquisitions.

   NET INCOME. The net income for the three months ended March 31, 2000 was approximately $3.1 million compared to a loss of approximately $900,000 in the three months ended March 31, 1999. The primary reason for the increased profitability was increased income from the sale of oil and natural gas.

   DIVIDENDS TO PREFERRED STOCKHOLDERS. Dividends to preferred stockholders of approximately $260,000 in the three months ended March 31, 2000 increased 82% over the three months ended March 31, 1999. The increase of dividends was due to the issuance of the shares Series D Convertible Preferred Stock in connection with the acquisition of Magellan, which began accruing dividends on February 3, 2000.


CURRENT ACTIVITIES

  As of May 10, 2000, there were two wells drilling in Louisiana and one drilling in Texas. The two Louisiana wells are operated by us and are developmental wells in the Garden City and Breton Sound Fields, located in St. Mary Parish and offshore state waters, respectively.

ACCOUNTING PRONOUNCEMENTS

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for and disclosures of derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for financial statements for fiscal years beginning after June 15, 2000. We have not yet determined the impact of the statement on our consolidated financial condition or consolidated results of operations.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     On February 3, 2000, the Company completed the acquisition of Magellan for consideration of approximately $18.0 million, excluding transaction costs, consisting of (a) 1,085,934 shares of common stock, (b) four year warrants to purchase up to 333,333 shares of common stock at $30.00 per share, (c) 617,009 shares of 5% Series D Convertible Preferred Stock, par value $0.02 per share ("Series D Preferred Stock"), which have a redemption value of $24.00 per share and are each convertible into one share of common stock, and (d) the assignment of a performance based "back-in" working interest of 5% of Magellan's interest in twelve exploration prospects. The Series D Preferred Stock have preferential rights as to the Company's common stock in the receipt of dividends or as to distribution of assets upon the liquidation, dissolution or winding up of the Company, but rank in parity with the Series B Preferred Stock and the Series C Preferred Stock with regard to preferences in receiving dividends and distribution of Company assets upon the liquidation, dissolution or winding up of the Company.

     The Company did not use an underwriter to complete this acquisition of Magellan. Each of the individuals that received securities of the Company in the transaction was an "accredited investor" within the meaning of Rule 501(a) of Regulation D as promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company relied on the exemption from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

(a) A Special Meeting of Shareholders of the Company was held at the principal office of the Company, Two Shell Plaza, 777 Walker Street, Suite 2400, Houston, Texas, 77002 on Friday, January 14, 2000 at 10:00 a.m. The purpose of the Special Meeting was to consider the approval of a proposed amendment to the Company's Certificate of Incorporation to effect a one-for-three reverse stock split of the Company's issued and outstanding shares of common stock, $.02 par value. As of December 9, 1999, the record date, 5,331,031 shares of Common Stock were outstanding and entitled to vote. Shareholders of the Company who were holders of 3,854,621 shares of Common Stock were present at the Special Meeting in person or by proxy, constituting a quorum. The proposal for the one-for-three reverse stock split received the following votes:

              For        Against        Abstain

           3,853,938       100            552

(b) A Special Meeting of Shareholders of the Company was held at the principal office of the Company, Two Shell Plaza, 777 Walker Street, Suite 2400, Houston Texas, 77002 on Monday, January 31, 2000 at 10:00 am. The purpose of the Special Meeting was to consider the approval of the issuance of 1,100,000 shares of the Company's common stock, $.02 par value, warrants to purchase up to 333,333 shares of the Company's common stock, $.02 par value, and 625,000 shares of a new series of the Company's preferred stock, $.02 par value, to be designated as Series D Preferred Stock, in connection with the merger of Magellan Exploration, LLC ("Magellan") with a wholly owned subsidiary of the Company. As of December 9, 1999, the record date, 5,331,031 shares of Common Stock were outstanding and entitled to vote. Shareholders of the Company who were holders of 4,341,307 shares of Common Stock were present at the Special Meeting in person or by proxy, constituting a quorum. The proposal for the issuance of the securities of the Company in connection with the merger of Magellan with a wholly owned subsidiary of the Company received the following votes:


              For        Against        Abstain

           4,331,902      8,004          1,401

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: The following documents are filed as exhibits to this report:

2.1 Agreement and Plan of Merger, dated December 21, 1999, by and between 3TEC Energy Corporation 3TM Acquisition L.L.C., Magellan Exploration, LLC and ECIC Corporation, EnCap Energy Capital Fund III, L.P., EnCap Energy Acquisition III-B, Inc., BOCP Energy Partners, L.P., and Pel-Tex Partners, L.L.C. (Incorporated by reference to Exhibit C to Form DEF14A, filed January 11, 2000.)

2.2 Agreement and Plan of Merger, dated November 24, 1999, by and between 3TEC Energy Corporation, a Delaware corporation, and Middle Bay Oil Company, Inc., an Alabama corporation. (Incorporated by reference to Exhibit A to Form DEF14A, filed October 25, 1999.)

2.3 Form of Purchase Agreement between and among Middle Bay Oil Company, Inc. and private sellers of the properties managed by Floyd Oil Company. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 7, 1999.)

2.4 Real Estate Exchange Agreement by and between Middle Bay Oil Company, Inc. and Floyd Oil Company. (Incorporated by reference to Exhibit 2.1 to Form 8-K/A filed December 17, 1999.)

2.5 First Amendment to Agreement and Plan of Merger, effective as of January 14, 2000, by and among 3TEC Energy Corporation, 3TM Acquisition L.L.C., Magellan Exploration, LLC, ECIC Corporation, EnCap Energy Capital Fund III, L.P., EnCap Energy Acquisition III-B, Inc., BOCP Energy Partners, L.P., and Pel-Tex Partners, L.L.C. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed February 4, 2000.)

2.6 Second Amendment to Agreement and Plan of Merger, effective as of February 2, 2000, by and among 3TEC Energy Corporation, 3TM Acquisition L.L.C., Magellan Exploration, LLC, ECIC Corporation, EnCap Energy Capital Fund III, L.P., EnCap Energy Acquisition III-B, Inc., BOCP Energy Partners, L.P., and Pel-Tex Partners, L.L.C. (Incorporated by reference to Exhibit 2.2 to Form 8-K filed February 4, 2000.)

3.1 Certificate of Incorporation of 3TEC Energy Corporation. (Incorporated by reference to Exhibit 3.1 Form 8-K/A filed December 6, 1999.)

3.2 Certificate of Amendment to the Certificate of Incorporation of 3TEC Energy Corporation. (Incorporated by reference to Form 3.3 10-KSB filed March 30, 2000.)

3.3 Certificate of Merger of Middle Bay Oil Company, Inc. into 3TEC Energy Corporation. (Incorporated by reference to Exhibit 3.3 Form 8-K/A filed December 16, 1999.)

3.4 Bylaws of the Company. (Incorporated by reference to Exhibit C of the Company's definitive proxy statement filed October 25, 1999.)

4.1 Certificate of Designation of Series B Preferred Stock of 3TEC Energy Corporation. (Incorporated by reference to Exhibit 3.1 to Form 8-K/A filed December 16, 1999.)

4.2 Certificate of Designation of Series C Preferred Stock of 3TEC Energy Corporation. (Incorporated by reference to Exhibit 3.2 Form 8-K/A filed December 16, 1999.)

4.3 Certificate of Designation of Series D Preferred Stock of 3TEC Energy Corporation.*

10.1 Securities Purchase Agreement, dated July 1, 1999 by and between the Company and 3TEC Energy Corporation. (Incorporated by reference to Exhibit C to the definitive Proxy Statement filed July 19, 1999.)

10.2 Securities Purchase Agreement, dated August 27, 1999 by and between the Company and Shoemaker Family Partners, LP. (Incorporated by reference to Exhibit
10.2 to Form 10-QSB filed November 15, 1999.)

10.3 Securities Purchase Agreement, dated August 27, 1999 by and between the Company and Shoeinvest II, LP. (Incorporated by reference to Exhibits to Exhibit
10.3 to Form 10-QSB filed November 15, 1999.)

10.4 Securities Purchase Agreement, dated October 19, 1999 between The Prudential Insurance Company of America and the Company. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 2, 1999.)

10.5 Shareholders Agreement, dated August 27, 1999 by and among the Company, 3TEC Energy Corporation and the Major Shareholders. (Incorporated by reference to Exhibit 10.5 to Form 10-QSB filed November 15, 1999.)

10.6 Registration Rights Agreement, dated August 27, 1999 by and among the Company, 3TEC Energy Corporation, the Major Shareholders, Shoemaker Family Partners, LP and Shoeinvest II, LP. (Incorporated by reference to Exhibit 10.6 to Form 10-QSB filed November 15, 1999.)

10.7 Amendment to Registration Rights Agreement, dated October 19, 1999 by and among the Company, W/E Energy Company, L.L.C. f/k/a 3TEC Energy Company L.L.C., f/k/a 3TEC Energy Corporation, Shoemaker Family Partners, LP, Shoeinvest II, LP, and The Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed November 2, 1999.)

10.8 Participation Rights Agreement, dated October 19, 1999 by and among the Company, The Prudential Insurance Company of America and W/E Energy Company L.L.C. (Incorporated by reference to Exhibit 10.3 to Form 8-K filed November 2, 1999.)

10.9 Employment Agreement, dated April 15, 2000 by and between Floyd C. Wilson and the Company. (Incorporated by reference to Exhibit 10.9 to Form S-2 filed April 28, 2000.)

10.10 Employment Agreement, dated May 1, 2000, by and between R.A. Walker and the Company. (Incorporated by reference to Exhibit 10.9 to Form S-2 filed April 28, 2000.)

10.11 Restated Credit Agreement by and among Middle Bay Oil Company, Inc., Enex Resources Corporation and Middle Bay Production Company, Inc. as borrowers, and Bank One, Texas, N.A. and other institutions as lenders. (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed December 17, 1999.)

10.12 Credit Agreement, dated March 27, 1998 by and among the Company, Compass Bank, and Bank of Oklahoma, National Association. (Incorporated by reference to
Exhibit 10.11 to Form 10-QSB filed November 15, 1999.)

10.13 First Amendment to Credit Agreement, dated August 27, 1999 by and among the Company, Compass Bank, and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.12 to Form 10-QSB filed November 15, 1999.)

10.14 Second Amendment to Credit Agreement, dated October 19, 1999 by and among the Company, Compass Bank, and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.13 to Form 10-QSB filed November 15, 1999.)

10.15 Subordination Agreement, dated August 27, 1999 by and between 3TEC Energy Corporation, Compass Bank, and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.14 to Form 10-QSB filed November 15, 1999.)

10.16 Subordination Agreement, dated August 27, 1999 by and among Shoemaker Family Partners, LP, Compass Bank, and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.15 to Form 10-QSB filed November 15, 1999.)

10.17 Subordination Agreement, dated August 27, 1999 by and among Shoeinvest II, LP, Compass Bank, and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.16 to Form 10-QSB filed November 15, 1999.)

10.18 Letter Amendment No. 1 to Middle Bay Oil Company, Inc. Securities
Purchase Agreement, dated November 23, 1999, by and between Middle Bay Oil Company, Inc. (n/k/a 3TEC Energy Corporation) and The Prudential Insurance Company of America (Incorporated by reference to Exhibit 10.21 to Form S-2 filed April 28, 2000 and replacing the unexecuted Exhibit 10.17 of Form 10-QSB filed November 15, 1999.)

10.19 Intercreditor Agreement, dated as of November 23, 1999, among Middle Bay Oil Company, Inc., Bank One Texas, N.A. and 3TEC Energy Company L.L.C. (Incorporated by reference to Exhibit 10.18 to Form S-2 filed April 28, 2000.)

10.20 Intercreditor Agreement, dated as of November 23, 1999, among Middle Bay Oil Company, Inc., Bank One Texas, N.A. and Shoemaker Family Partners, LP. (Incorporated by reference to Exhibit 10.18 to Form S-2 filed April 28, 2000.)

10.21 Intercreditor Agreement, dated as of November 23, 1999, among Middle Bay Oil Company, Inc., Bank One Texas, N.A. and Shoeinvest II, LP. (Incorporated by reference to Exhibit 10.20 to Form S-2 filed April 28, 2000.)

10.22 Amendment to Securities Purchase Agreement, dated as of November 23, 1999, among Middle Bay Oil Company, Inc. and 3TEC Energy Company L.L.C. (Incorporated by reference to Exhibit 10.22 to Form S-2 filed April 28, 2000.)

10.23 Amendment to Securities Purchase Agreement, dated as of November 23, 1999, among Middle Bay Oil Company, Inc. and Shoemaker Family Partners, LP. (Incorporated by reference to Exhibit 10.23 to Form S-2 filed April 28, 2000.)

10.24 Amendment to Securities Purchase Agreement, dated as of November 23,
1999, among Middle Bay Oil Company, Inc. and Shoeinvest II, LP. (Incorporated by reference to Exhibit 10.24 to Form S-2 filed April 28, 2000.)

10.25 Amended and Restated 1995 Stock Option and Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit B to Form DEF 14A filed May 5, 1997.)

10.26 Amendment No. 1 to the Amended and Restated 1995 Stock Option and Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit B to Form DEF 14A filed May 5, 1998.)

10.27 1999 Stock Option Plan. (Incorporated by reference to Exhibit E to Form DEF 14A filed October 25, 1999.)

10.28 Form of Agreement of Sale and Purchase by and between C.W. Resources, Inc., Westerman Royalty, Inc., and Carl A. Westerman and 3TEC Energy Corporation. (Incorporated by reference to Exhibit 10.32 to Form S-2 filed April 28, 2000.)

27.1  Financial Data Schedule *

* Filed herewith

(b) The following reports were filed on Form 8-K during the first quarter of 2000:

     On January 13, 2000, the Company filed a Form 8-K/A under Items 2 and 7 describing the acquisition of oil and gas properties and interests, managed by Floyd Oil Company, from a group of private sellers and presenting historical and proforma financial information on the properties acquired.

     On February 4, 2000, the Company filed a Form 8-K under Item 5 describing the one for three reverse stock split.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of May 14, 2000.


                                              3TEC ENERGY CORPORATION
                                                  (Registrant)


                                       By:  /s/      FLOYD C. WILSON
                                           --------------------------------
                                                     Floyd C. Wilson
                                           Chief Executive Officer and Chairman


                                       By:   /s/       R.A. WALKER
                                           --------------------------------
                                                       R.A. Walker
                                                      President and
                                                 Chief Financial Officer


                                       By:  /s/    STEPHEN W. HEROD
                                           --------------------------------
                                                   Stephen W. Herod
                                               Executive Vice- President