Form 10QSB
period 2000-06-30
3TEC ENERGY CORP
filed 2000-08-14
CIK 903267

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
               For the transition period from ______ to _______

                         Commission File No. 001-14745

                            3TEC ENERGY CORPORATION
       (Exact name of small business issuer as specified in its charter)

               DELAWARE                               63-1081013
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                               777 WALKER STREET
                          TWO SHELL PLAZA, SUITE 2400
                              HOUSTON, TX  77002
                    (Address of principal executive offices)

                                 (713)821-7100
                          (Issuer's telephone number)

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

                         Common stock, $0.02 par value
                    14,433,662 shares as of August 11, 2000

           Transitional Small Business Disclosure Format (check one)
                                Yes [ ]  No [X]

                     3TEC ENERGY CORPORATION AND SUBSIDIARIES

                                INDEX

                                                                           PAGE
                                                                           NO.
                                                                           ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets-
            June 30, 2000 (Unaudited) and December 31, 1999 (Audited)....    1
         Consolidated Statements of Operations (Unaudited)-
            Three and six months ended June 30, 2000 and 1999............    2
         Consolidated Statements of Cash Flows (Unaudited)-
            Six months ended June 30, 2000 and 1999......................    3
         Notes to Consolidated Financial Statements (Unaudited)..........    4

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................  12

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............  18
Item 6.  Exhibits and Reports on Form 8-K.................................  19

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                   3TEC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                                       JUNE 30         DECEMBER 31
                                                                                                         2000             1999
                                                                                                      -----------      -----------
ASSETS                                                                                                (Unaudited)       (Audited)
CURRENT ASSETS
  Cash and cash equivalents                                                                           $ 1,624,961      $ 6,141,153
  Accounts receivable                                                                                  20,954,921        9,453,551
  Other current assets                                                                                  1,072,415          176,226
                                                                                                    --------------  ---------------
    Total current assets                                                                               23,652,297       15,770,930

PROPERTY (AT COST)
  Oil and gas-successful efforts method                                                               251,443,325      168,840,499
  Other                                                                                                 1,522,359        1,141,879
                                                                                                    --------------  ---------------
                                                                                                      252,965,684      169,982,378
Accumulated depreciation, depletion and amortization                                                  (46,414,350)     (38,208,298)
                                                                                                    --------------  ---------------
                                                                                                      206,551,334      131,774,080
OTHER ASSETS                                                                                            1,637,525        1,698,496
                                                                                                    --------------  ---------------
TOTAL ASSETS                                                                                        $ 231,841,156    $ 149,243,506
                                                                                                    ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable-trade                                                                              $ 8,461,614      $ 5,726,569
  Revenue payable                                                                                       1,574,245        1,576,731
  Accounts payable-Stockholder Dissenters                                                                       -        1,118,678
  Other current liabilities                                                                               943,952         347,733
                                                                                                    --------------  ---------------
Total current liabilities                                                                              10,979,811        8,769,711

LONG-TERM DEBT                                                                                         71,000,000       87,500,000
SENIOR SUBORDINATED CONVERTIBLE NOTES                                                                  13,223,844       13,223,844
DEFERRED INCOME TAXES                                                                                   4,427,477          290,643
OTHER LIABILITIES                                                                                         160,505          257,627
MINORITY INTEREST                                                                                       1,256,121        1,089,044

STOCKHOLDERS' EQUITY

 Preferred stock,  $0.02 par, 20,000,000 shares authorized,
     266,667 designated Series B, 2,300,000 shares designated Series C and
      725,167 shares designated Series D, none other designated                                                 -                -

 Convertible preferred stock Series B, $7.50 stated value,
    266,667 shares issued and outstanding. $2,000,000 aggregate liquidation preference                  3,627,000        3,627,000

 Convertible preferred stock Series C, $5.00 stated value,  1,092,549 and 1,139,506 shares issued and outstanding at June 30, 2000 and December 31, 1999,
     respectively. $5,462,745 aggregate liquidation preference                                          4,963,655       5,198,440

 Convertible preferred stock Series D, $24.00 stated value,  621,930 shares issued
    and outstanding at June 30, 2000. $14,926,320 aggregate liquidation preference                      7,758,311               -

 Common stock, $.02 par value, 60,000,000 shares authorized,
  14,492,656 and 5,338,771 shares issued at June 30, 2000
   and December 31, 1999, respectively                                                                    288,609         106,778

  Additional paid-in capital                                                                          135,164,966      57,775,199
  Accumulated deficit                                                                                 (19,960,303)    (27,408,062)
  Treasury stock; 69,807 and 7,258 shares at June 30, 2000
  and December 31, 1999, respectively                                                                  (1,048,840)     (1,186,718)
                                                                                                    --------------  ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                            130,793,398       38,112,637

COMMITMENTS AND CONTINGENCIES
                                                                                                    --------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $ 231,841,156    $ 149,243,506
                                                                                                    ==============  ===============

See accompanying notes to unaudited consolidated financial statements.

                   3TEC ENERGY CORPORATION  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                 JUNE 30                        JUNE 30
                                                                       (Unaudited)     (Unaudited)   (Unaudited)      (Unaudited)
                                                                          2000            1999          2000             1999
                                                                    ---------------  -------------- --------------   -------------
REVENUE
  Oil and gas sales and plant income                                  $ 21,590,921    $ 3,600,282    $ 38,505,494    $  6,672,346
  Gain on sale of properties                                                17,788        232,892          26,681         307,190
  Other                                                                    164,996        122,157         494,115         224,934
                                                                      ------------    ------------   ------------    ------------
TOTAL REVENUE                                                           21,773,705       3,955,331     39,026,290       7,204,470
                                                                      ------------    ------------   ------------    ------------

COSTS AND EXPENSES
  Lease operating, production taxes and plant costs                      5,435,359      1,556,117      10,016,488       3,016,658
  Geological and geophysical                                                38,155         72,159         163,416         141,716
  Dry hole costs                                                            17,018          1,442          29,261          63,631
  Depreciation, depletion and amortization                               4,626,945      1,230,910       8,547,381       2,580,540
  Interest expense                                                       2,184,926        509,689       4,269,425       1,021,445
  General and administrative                                             1,957,569      1,025,321       3,654,622       2,145,638
  Other                                                                      8,410              -          76,133               -
                                                                      ------------    ------------   ------------    ------------
TOTAL COSTS AND EXPENSES                                                14,268,382      4,395,638      26,756,726       8,969,628

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT), MINORITY INTEREST
  AND DIVIDENDS TO PREFERRED STOCKHOLDERS                                7,505,323       (440,307)     12,269,564      (1,765,158)
Minority Interest                                                           60,001        (54,003)        102,401         (63,773)
Income tax expense (benefit)                                             2,531,411       (146,516)      4,136,835        (556,010)
                                                                      ------------    ------------   ------------    ------------
NET INCOME (LOSS)                                                        4,913,911       (239,788)      8,030,328      (1,145,375)
Dividends to preferred stockholders                                        322,477        142,833         582,567         285,666
                                                                      ------------    ------------   ------------    ------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                 $  4,591,434    $  (382,621)   $  7,447,761    $ (1,431,041)
                                                                      ============    ============   ============    ============

NET INCOME (LOSS) PER COMMON SHARE
  BASIC                                                               $       0.71    $     (0.13)   $       1.20    $      (0.50)
                                                                      ============    ============   ============    ============
  DILUTED                                                             $       0.50    $     (0.13)   $       0.87    $      (0.50)
                                                                      ============    ============   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC                                                                  6,428,700      2,843,856       6,220,892       2,843,693
                                                                      ============    ===========    ============    ============
  DILUTED                                                               10,160,863      2,843,856       9,723,924       2,843,693
                                                                      ============    ===========    ============    ============

See accompanying notes to unaudited consolidated financial statements.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         SIX MONTHS ENDED
                                                                                                              JUNE 30
                                                                                                   (Unaudited)      (Unaudited)
                                                                                                      2000             1999
                                                                                                  -------------     -------------
OPERATING ACTIVITIES
Net income (loss)                                                                                $   8,030,328    $ (1,145,375)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
  Depreciation, depletion and amortization                                                           8,547,381       2,580,540
  Dry hole costs                                                                                        29,261          63,631
  Gain on sale of properties                                                                           (26,681)       (307,190)
  Deferred income taxes                                                                              4,136,835        (560,471)
  Minority interest                                                                                    102,401         (63,773)
  Other charges                                                                                              -         100,000
                                                                                                 -------------    ------------
Cash flow from operations before changes  in current assets and liabilities                         20,819,525         667,362
Changes in current assets and liabilities net of acquisition effects:
  Increase in accounts receivable and other current assets                                         (11,606,380)      1,108,599
  Decrease in accounts payable, revenue payable
   and other current liabilities                                                                     1,017,005      (1,536,610)
                                                                                                 -------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           10,230,150         239,351

INVESTING ACTIVITIES
  Proceeds from sales of properties                                                                    237,746         321,890
  Acquisition of Magellan Exploration LLC, net of cash acquired                                       (269,937)              -
  Additions to oil and gas properties - acquisitions                                               (55,442,670)              -
  Additions to oil and gas properties - drilling and other                                          (8,238,308)     (1,242,641)
  Additions to other assets                                                                           (175,304)        (10,677)
  Advances to stockholder                                                                                    -          (3,475)
                                                                                                 -------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                                              (63,888,473)       (934,903)

FINANCING ACTIVITIES
  Proceeds from long term debt                                                                      58,100,000       1,036,000
  Proceeds from issuance of common stock                                                            66,772,195               -
  Principal payments on long term debt                                                             (74,600,000)              -
  Preferred stock dividends                                                                           (421,479)        (72,564)
  Treasury stock purchase - Alabama dissenters                                                         137,878               -
  Debt, common stock and preferred stock issue and registration costs                                 (846,463)        (48,518)
                                                                                                 -------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           49,142,131         914,918

Net (decrease) increase in cash and cash equivalents                                                (4,516,192)        219,366
Cash and cash equivalents-Beginning                                                                  6,141,153       1,040,096
                                                                                                 -------------    ------------
Cash and cash equivalents-Ending                                                                 $   1,624,961    $  1,259,462
                                                                                                 =============    ============
See accompanying notes to unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                                                     $   4,213,984    $  1,187,786
                                                                                                 =============    ============
    Income taxes                                                                                 $           -    $          -
                                                                                                 =============    ============
Non-cash investing and financing activities:
    Preferred dividends paid-in-kind                                                             $     118,095    $          -
                                                                                                 =============    ============
    Preferred dividends incurred but not paid                                                    $     219,096    $    142,833
                                                                                                 =============    ============
    Common stock and warrants issued in acquisition of Magellan Exploration LLC                  $  10,572,935    $          -
                                                                                                 =============    ============
    Preferred stock issued in acquisition of Magellan Exploration LLC                            $   7,453,457    $          -
                                                                                                 =============    ============


See accompanying notes to unaudited consolidated financial statements.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     3TEC Energy Corporation, formerly Middle Bay Oil Company, Inc., (the "Company"), was incorporated under the laws of the state of Alabama on November 20, 1992. The Company was reincorporated in Delaware on December 7, 1999 and changed its name to 3TEC Energy Corporation. The reincorporation and name change were part of a series of transactions related to a securities purchase agreement that closed on August 27, 1999 between the Company and W/E Energy Company LLC ("W/E LLC"), whereby the Company received $21.4 million in cash and oil and natural gas properties for the sale of common stock, warrants and debt securities (See Note 3). Effective November 23, 1999, the Company acquired oil and natural gas properties and interests managed by Floyd Oil Company ("Floyd Oil Company") from a group of private sellers. On February 3, 2000, the Company completed the acquisition of Magellan Exploration LLC ("Magellan") for consideration of approximately $18.7 million. On May 31, 2000, the Company acquired natural gas and oil properties in East Texas operated by C.W. Resources, Inc. (the "CWR Properties") for a purchase price of approximately $51.9 million. On June 30, 2000, the Company completed an underwritten public offering of 8.050 million shares of common stock for net proceeds of $66.8 million (the "Offering"). The Company's common stock is quoted on the Nasdaq National Market under the symbol "TTEN".

     The Company is engaged in the acquisition, development, production and exploration of oil and natural gas in the contiguous United States. The Company considers its business to be a single operating segment.

Basis of Presentation

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 2000 and December 31, 1999 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2000 and 1999.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and Enex Resources Corporation ("Enex"), an 80% owned subsidiary. The equity of the minority interests in Enex is shown in the consolidated financial statements as "minority interest." All significant intercompany balances and transactions have been eliminated in consolidation.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


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

     For the three and six months ended June 30, 1999, the Company had a weighted average of 487,371 and 479,138 combined stock options, warrants and convertible preferred stock and notes outstanding, respectively, which were not included in the computation of diluted earnings per share, because the effect of the assumed exercise of these stock options, warrants and convertible securities would have an antidilutive effect on the computation of diluted loss per share. At June 30, 1999, the Company had outstanding convertible preferred stock that was convertible into 379,609 shares of common stock. The convertible preferred stock and dividends of $142,833 and $285,666 were not reflected in the computation of diluted earnings per share for the three and six months ended June 30, 1999 because the effect of the assumed conversion and dividends of these preferred shares would have an antidilutive effect on the computation of diluted loss per share.

     Basic and diluted earnings per share for the three and six month periods ended June 30, 2000 was determined as follows (in thousands):

                                                                           Three Months     Six Months
                                                                               Ended           Ended
                                                                          June 30, 2000    June 30, 2000
                                                                          -------------    -------------
Basic net income attributable to common stockholders                          $ 4,591          $7,448
Plus preferred stock dividends                                                    322             583
Plus interest expense (net of tax) on subordinated convertible notes              196             393
                                                                              -------          ------
Fully diluted net income attributable to common stockholders                  $ 5,109          $8,424
                                                                              =======          ======

                                                                            Outstanding     Outstanding
                                                                               Shares         Shares
                                                                            -----------     -----------
Basic shares outstanding (weighted average shares)                              6,429           6,221
Plus potentially dilutive securities:
 Dilutive options and warrants applying treasury stock method                   1,179           1,064
 Shares from conversion of subordinated convertible notes                       1,469           1,469
 Shares from conversion of Series B preferred stock                                91              91
 Shares from conversion of Series C preferred stock                               371             375
 Shares from conversion of Series D preferred stock                               622             504
                                                                              -------          ------
Fully diluted shares outstanding (weighted average shares)                     10,161           9,724
                                                                              =======          ======


                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


All share and per share amounts have been retroactively adjusted for a one-for-three reverse split that was approved by the Company's shareholders on January 14, 2000.

Reclassifications

     Certain reclassifications of prior period amounts have been made to conform to the current presentation.

(2)  ACQUISITIONS

     On May 31, 2000, we completed the acquisition of the CWR Properties located in East Texas for cash consideration of approximately $51.9 million. The effective date of the acquisition was January 1, 2000 and the operations are included in the Company's consolidated financial statements beginning June 1, 2000. The CWR Properties acquisition was financed under our existing credit facility, which we amended prior to closing the acquisition. The total purchase price was allocated principally to oil and natural gas properties.

     On February 3, 2000, we completed the acquisition of Magellan
Exploration LLC (the "Magellan Acquisition"), from certain affiliates of EnCap Investments L.L.C., a Delaware limited liability company and an investor in W/E LLC ("EnCap Investments"), and other third parties for consideration consisting of (a) 1,085,934 shares of common stock, (b) four year warrants to purchase up to 333,333 shares of common stock at $30.00 per share, (c) 617,009 shares of 5% Series D Convertible Preferred Stock with a redemption value of $24.00 per share and (d) the assignment of a performance based "back-in" working interest of 5% of Magellan's interest in 12 exploration prospects. The total purchase price of approximately $19 million was allocated principally to proved undeveloped oil and natural gas properties.

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

     The following pro forma data presents the results of the Company for the six months ended June 30, 1999, as if the Floyd Oil Acquisition and the CWR Acquisition had occurred on January 1, 1999, and the results of the Company for the six months ended June 30, 2000 as if the CWR Acquisition had occurred on January 1, 2000. The pro forma data assumes the acquisition of the respective properties and the debt and equity financing transactions related to these acquisitions. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The pro forma financial data does not include the financial information for Magellan, which is not significant with respect to the operations of the Company for the period presented (in thousands, except per share amounts):

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


(2)  ACQUISITIONS (continued)

                                                                         Pro Forma           Pro Forma
                                                                     Six Months Ended    Six Months Ended
                                                                       June 30, 2000       June 30, 1999
                                                                        (Unaudited)         (Unaudited)
                                                                        -----------         -----------
Total revenues                                                           $43,918             $20,727
Net income (loss) attributable to common stockholders                      9,731              (1,212)
Net income (loss) per basic share attributable to common stockholders       0.68               (0.07)


(3) COMMON STOCK, WARRANT AND SENIOR SUBORDINATED CONVERTIBLE NOTE SALE TO W/E ENERGY COMPANY, LLC ("W/E LLC")

     On August 27, 1999, the Company closed a Securities Purchase Agreement (the "Agreement") for a total of $21.4 million with W/E LLC. The Securities Purchase Agreement and contemplated transactions were approved by the stockholders at the Company's annual meeting on August 10, 1999.

     The controlling person of W/E LLC is EnCap Investments. The sole member of EnCap Investments is El Paso Field Services Company, a Delaware corporation ("El Paso Field Services"). The controlling person of El Paso Field Services is El Paso Energy Corporation, a Delaware corporation. The Company received $9.8 million in cash and properties valued at $875,000 in exchange for 1,585,185 shares of common stock and 1,200,000 warrants (the "Warrants") and $10.7 million for a 5-year senior subordinated convertible note with a face value of $10.7 million (See Note 6).

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

     The Company paid EnCap Investments a fee of $500,000 in connection with a private equity shelf facility related to the CWR Properties acquisition. As required by the Company's $250 million Credit Facility, the private equity shelf facility would have allowed the Company to require EnCap Investments to purchase up to $20 million of a new class of exchangeable preferred stock from the Company. Upon completion of the Offering, the shelf facility expired.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

(5)  LONG-TERM DEBT

     Long-term debt at June 30, 2000 and December 31, 1999, consisted of the following (in thousands):

                                                 June 30,     December 31,
                                                   2000           1999
                                                 -------      ------------
$250 million Credit Facility                      $71,000        $87,500
Less current maturities                               ---            ---
                                                  -------        -------
Long term debt excluding current maturities       $71,000        $87,500
                                                  =======        =======

     Concurrent with the Floyd Oil Acquisition, the Company entered into a $250 million credit facility (the "Facility") with Bank One, Texas, NA as agent and four other banks. In connection with the CWR Acquisition, we amended our Facility to increase the borrowing base to $145 million. In addition, Bank of Montreal became a participant in and syndication agent for this Facility. The Company's borrowing base had been initially set at $95 million, with $71 million outstanding at June 30, 2000. The Facility calls for the borrowing base to be redetermined semi-annually on May 1 and November 1. Interest under the Facility accrues at a rate calculated at the Company's option as either the bank's prime rate plus a low of zero to a high of 50 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 212.5 as amounts outstanding increase as a percentage of the borrowing base. The Facility required a $20 million payment of principal on or before December 31, 2000, subject to the redetermination of our borrowing base on November 1, 2000. On June 30, 2000, we reduced the total amount outstanding under the Facility by $67.3 million through the use of the proceeds from the Offering, which satisfied the principal payment requirement. As a result of this, the borrowing base was set at $125 million, effective June 30, 2000. At June 30, 2000, we were paying an average of approximately 8.78% per annum interest on the entire principal balance of the
Facility of $71 million.   As revised, the Facility matures on May 31, 2003.
The borrowings under the Facility are secured by substantially all of the Company's oil and natural gas properties.

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

     Events of default under the Facility include a final judgement or order in excess of $2 million, a change of control of the Company or Floyd C. Wilson ceasing to act as Chief Executive Officer.

                    3TEC ENERGY CORPORATION AND SUBSIDARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


(6)  SENIOR SUBORDINATED CONVERTIBLE NOTES

     On August 27, 1999, senior subordinated convertible promissory notes (the "Senior Notes") were sold to W/E LLC and affiliates of Alvin V. Shoemaker ("Shoemaker"), a former director and significant shareholder, for $10.7 million and $150,000, respectively. On October 19, 1999, approximately $2.4 million of Senior Notes were sold to The Prudential Insurance Company of America ("Prudential"). The Senior Notes bear interest at an annual rate of 9%. Interest is payable every March 31, June 30, September 30 and December 31, until maturity on August 27, 2004. The Company may defer payment of fifty percent (50%) of the first eight quarterly interest payments. The Senior Notes may be prepaid by the Company, without premium or penalty, in whole or in part, at any
time after August 27, 2001.   The holders of the Senior Notes may convert all or
any portion of outstanding principal and accrued interest at any time into a total of 1,469,316 common shares of Company common stock at a conversion price of $9.00 per share. The conversion price may be adjusted from time to time based on the occurrence of certain events. In the event of a change in control, the entire outstanding principal balance and all accrued, but unpaid, interest is immediately due and payable.

     The Senior Notes rank senior in right of payment to all Company notes and indebtedness other than the Facility.


(7)  STOCKHOLDERS' EQUITY

Common Stock

     On June 30, 2000, the Company completed its public offering of 7 million shares of the Company's common stock (priced at $9.00 per share), plus an additional 1,050,000 shares subject to an option granted to the underwriters to cover overallotments. The net proceeds, approximately $66.8 million, were used primarily to repay a portion of the outstanding debt under the amended credit facility.


Series D Preferred Stock

     In connection with the acquisition of Magellan, the Company issued 617,009 shares of Series D Preferred Stock, par value $0.02 per share, with a redemption value of $24.00 per share. While the per share redemption and dividend amounts vary, the rights as to dividends and liquidation payments of all outstanding issues of Preferred Stock are equal. Shares of Series D Preferred Stock earn dividends at 5% per annum cumulative, payable semi-annually on March 31 and September 30 of each year, when, as and if authorized and declared by the board of directors. For a period of three years from the closing date of the Magellan transaction, the Company may pay the dividends at its option in cash or in additional shares of Series D Preferred Stock. Dividends were paid on the outstanding shares of Series D Preferred Stock as of March 31, 2000 in the form of additional shares of Series D Preferred Stock.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

(7)  STOCKHOLDERS' EQUITY  (continued)

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


(8)  COMMITMENTS AND CONTINGENCIES

     On November 18, 1999, the Company's shareholders approved a reincorporation of the Company from Alabama to Delaware (See Note 1). The Alabama Code has a shareholder dissent provision that allows a shareholder to dissent from the reincorporation and demand cash payment equal to the fair value of the common stock owned at the date of the reincorporation. Before the November 18, 1999 shareholders meeting, the Company received shareholder dissents representing ownership of 99,438 shares of common stock. Over the period December 15, 1999 to January 25, 2000, the Company received formal demands for payment from the dissenting shareholders (the "dissenters"). The Company made an offer to the dissenters on March 14, 2000 and the dissenters made a counteroffer in late March. On May 26, 2000, the Company agreed to a settlement with the dissenters to purchase 62,459 shares of common stock for a total of $980,800, including interest. The settlement closed on June 30, 2000 and the shares are held by the Company as treasury stock. A shareholder holding 36,979 shares of common stock agreed to withdraw his dissent.

     As of June 30, 2000, the Company had $55,000 of irrevocable standby letters of credit outstanding.

     The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.



(9)  HEDGING ACTIVITIES

     In February 2000, the Company entered into fixed price swap agreements covering 2,000 barrels of oil per day for the period March through October 2000 at a weighted average NYMEX West Texas Intermediate price of $25.96 per barrel. During the three and six month period ending June 30, 2000, the Company's oil revenues were reduced by the effect of our hedging activities by $306,635 and $407,540, respectively. The fair market value of the open position at June 30, 2000 was an unrealized loss of approximately $1,469,000.

                     3TEC ENERGY CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

(9)  HEDGING ACTIVITIES (continued)

     In April 2000, the Company entered into a forward sale agreement for 3,750 Mcf of gas per day from May through August 2000, at an average price of $3.07 per Mcf. During the three month period ending June 30, 2000, the Company's gas revenues were reduced by the effect of our hedging activities by $143,675. The fair market value of the forward position at June 30, 2000 was an unrealized loss of approximately $449,000.

(10) SUBSEQUENT EVENTS

     In July 2000, the Company sold certain non-core properties to various third parties for net proceeds of approximately $4.7 million. The effective date of the sale was July 1, 2000. The proceeds from the sale were used to repay a portion of the outstanding debt under the amended credit facility. At August 7, 2000, the outstanding debt under the credit facility was $62 million.

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

OVERVIEW

     We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. We also own significant properties in the Permian and San Juan basins and in the Mid-Continent region. Our management and technical staff have substantial experience in each of these areas. As of December 31, 1999, on a pro forma basis including the recent acquisition of Magellan Exploration LLC ("Magellan") and the properties in East Texas operated by C.W. Resources, Inc. (the "CWR Properties"), we had estimated total net proved reserves of 312 Bcfe, of which approximately 77% were natural gas and approximately 71% were proved developed, with an estimated PV-10 value of $296.7 million.

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

     Since our formation in 1992, we have grown principally through several acquisitions of proved properties in the Gulf Coast and Mid-Continent regions. Acquisitions made in 1997 and 1998 significantly increased our reserves and production but were primarily nonoperated properties with high per Mcfe lease operating costs. Following the change in control discussed above, during the second half of 1999 and the first half of 2000, we closed several transactions including the Floyd Oil Properties acquisition, the Magellan acquisition and the CWR Properties acquisition that changed our senior management team, capital structure and our property base. In addition, we added several experienced professionals to our technical staff. Because of these recent transactions, the historical results of operations and cash flows will differ materially from, and will not be representative of, our future results.

     On May 31, 2000, we acquired the CWR Properties for cash consideration of approximately $51.9 million. The CWR Properties are located in Upshur and Gregg Counties in East Texas and consist of 178 gross wells (48 net wells) and cover approximately 38,000 gross acres (approximately 10,100 net acres). At December 31, 1999, the CWR Properties had estimated net proved reserves of 67.8 Bcfe with an associated PV-10 value of $58.3 million. These proved reserves are approximately 92% natural gas and 51% of the volumes are classified as proved developed.

     On June 30, 2000, the Company completed its public offering of 7 million shares of the Company's common stock (priced at $9.00 per share), plus an additional 1,050,000 shares subject to an option granted to the underwriters to cover overallotments. The net proceeds, approximately $66.8 million, were used primarily to repay a portion of the outstanding debt under the amended credit facility.



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

     We review our oil and natural gas properties on a field level for impairment when circumstances indicate that the capitalized costs less accumulated depreciation, depletion and amortization (the "Carrying Value") of the property may not be recoverable. If the Carrying Value of the property exceeds the expected future undiscounted cash flows, an amount equal to the excess of the Carrying Value over the fair value of the property is charged to operations. An impairment results in a non-cash charge to earnings but does not affect cash flows unless our borrowing base was significantly reduced as a result of the impairment. As of June 30, 2000, there was no impairment related to the oil and natural gas properties.

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

     Our pro forma EBITDAX, including the Floyd Oil Properties and the CWR Properties, for the six months ended June 30, 2000 and 1999 was $28.9 million and $4.2 million, respectively, compared to historical EBITDAX of $25.1 million and $1.6 million, respectively. EBITDAX represents earnings before interest expense, income taxes, depreciation, depletion and amortization, impairment expense, dry hole expense, geological and geophysical expense, gains (losses) on property sales, minority interest, other non-recurring items, and other non-cash charges. For the year 2000, we have budgeted approximately $24 million for development and exploration capital expenditures, including an estimated $3.7 million with respect to the CWR Properties. We are obligated to pay dividends of approximately $570,000 per year on the Series C Preferred Stock in cash and dividends of $740,000 per year on the Series D Preferred Stock, which we may pay in either cash or in additional shares of Series D Preferred Stock during the three years ending February 1, 2003. We are obligated to pay interest on the convertible subordinated notes of approximately $1.2 million per year.

     Our primary source of financing for acquisitions has been borrowings under our credit facility (the "Facility"), discussed below. We have also recently utilized equity financing to supplement our capital requirements. We believe we will have sufficient cash flow from operations and borrowings under our credit facility to meet our obligations and operating needs for the current year. We also believe that we have the ability to raise additional equity or debt financing and otherwise access the capital markets should those sources of capital prove insufficient to execute our strategic objectives. However, future cash flows are subject to a number of variables, including our level of production and prices, and we cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures.

     In connection with our acquisition of the Floyd Oil Properties on November 23, 1999, we entered into a $250 million credit facility with Bank One, Texas, N.A. and certain other financial institutions. Our then existing bank debt of $26.6 million was paid in full with proceeds from the new Facility. The Facility provides for a borrowing base which is adjusted periodically on the basis of the discounted present value attributable to our proved producing oil and natural gas reserves, as determined by our lenders. In connection with the CWR Properties acquisition, the Facility's borrowing base was increased to $145 million through November 1, 2000. The borrowing base will be redetermined semi-annually on May 1 and November 1 of each year. Interest under the Facility accrues at our option at a rate calculated at the Company's option as either the bank's prime rate plus a low of zero to a high of 50 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 212.5 as amounts outstanding increase as a percentage of the borrowing base. The Facility requires a $20 million payment of principal on or before December 31, 2000, subject to the redetermination of our borrowing base on November 1, 2000. On June 30, 2000, we reduced the total amount outstanding under the Facility by $67.3 million from proceeds from the public offering of equity securities discussed below, satisfying the principal payment requirement. As a result of this payment, the borrowing base was set at $125 million, effective June 30, 2000. At June 30, 2000, we were paying an average of approximately 8.78% per annum interest on the entire principal balance of the Facility of $71 million. As revised, the Facility matures on May 31, 2003. The borrowings under the Facility are secured by substantially all of our properties. At June 30, 2000, the amount available to be borrowed under the Facility was $54 million.

     In connection with this Facility, we are required to adhere to certain affirmative and negative covenants. The loan agreement contains a number of dividend restrictions and restrictive covenants which, among other things, require the maintenance of a minimum current ratio and interest coverage ratio.

     On June 30, 2000, the Company completed its public offering of 7 million shares of the Company's common stock (priced at $9.00 per share), plus an additional 1,050,000 shares subject to an option granted to the underwriters to cover overallotments. The net proceeds, approximately $66.8 million, were used to repay a portion of the outstanding debt under the amended credit facility.

     We generally sell our oil at local field prices paid by the principal purchasers of oil. The majority of our natural gas production is sold at spot prices. Accordingly, we are generally subject to the commodity prices for these resources as they vary from time to time. Prices since mid-1999 have increased significantly, but the market continues to have considerable volatility. We have entered into fixed price swap agreements covering 2,000 barrels per day of our oil production (approximately 62% of our current oil production) for the period March through October 2000 at an average price of $25.96 per barrel. The price used to determine the settlement amount is the average of the near month contract on the NYMEX. Settlement is on the 23rd of each month for the preceding month. The hedging agreements are with financial institutions that participate in our credit facility.

     We have entered into a forward sale agreement for 3,750 Mcf of gas per day (approximately 8% of our current gas production) for the period May through August 2000 at an average price of $3.07 per Mcf.

     Our revenues and the value of our oil and gas properties have been and will be affected by changes in natural gas and oil prices. Our ability to maintain current borrowing capacity and to continue to obtain additional capital on attractive terms is also substantially dependent on natural gas and oil prices. These prices are subject to significant seasonal and other fluctuations that are beyond our ability to control or predict. During the second quarter 2000, we received an average of $3.46 per Mcf of gas and $25.19 per barrel of oil. Although the level of inflation affects some costs and expenses, inflation has not had a significant effect in recent years. Should conditions in the industry continue to improve, causing an increase in competition resulting in a relative shortage of oilfield supplies and/or services, inflationary cost pressures may resume.

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

     As stated above, on June 30, 2000, we issued 8.050 million shares of our common stock in an underwritten public offering. Therefore, the number of basic shares issued and outstanding at such date increased materially from 6.4 million to 14.4 million. Because this event occurred on the last day of the quarter, the effect of the additional shares on reported per share data through June 30, 2000, was negligible. The full effect of the issuance of the additional shares will appear in third quarter and subsequent periods per share data.

     The following table reflects certain summary operating data for the periods presented:

                                                           Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                                 --------                    --------
                                                            2000          1999           2000        1999
                                                           ------        ------         -------     ------
     Net Production Data :
     ---------------------
     Oil and Liquids (MBbls)                                 291           106             599        251
     Natural Gas (MMcf)                                    4,052           865           7,631      1,795
     Equivalent Production (MMcfe)                         5,798         1,501          11,225      3,301

     Average Sales Price: (1)
     ------------------------
     Oil and Liquids (per Bbl)                            $25.19        $16.32         $ 24.89     $12.61
     Natural Gas (per Mcf)                                  3.46          2.07            3.04       1.83
     Equivalent price (per Mcfe)                            3.68          2.40            3.39       1.97

     Expenses ($ per Mcfe):
     ----------------------
     Oil and gas operating (2)                            $ 0.94        $ 1.04         $  0.89     $ 0.91
     General and administrative                             0.34          0.68            0.33       0.65
     Depreciation and depletion (3)                         0.80          0.82            0.76       0.78
     Cash margin ($ per Mcfe) (4)                           2.40          0.68            2.17       0.41

(1)  Includes effect of our hedging activities.
(2)  Includes lease operating costs, production taxes and ad valorem taxes.
(3)  Represents depreciation, depletion and amortization, excluding impairments.
(4) Represents average equivalent price per Mcfe (as defined in (1)) less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

THREE MONTHS ENDED JUNE 30, 2000, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

     REVENUE. Total revenue for the three months ended June 30, 2000, was $22 million, an increase of $18 million (450%) over total revenue for the three months ended June 30, 1999. Natural gas revenues for the three months ended June 30, 2000 were $14 million, approximately 600% higher than the natural gas revenues of $2 million for the three months ended June 30, 1999. Oil revenues for the three months ended June 30, 2000 were $8 million, approximately 300% higher than the oil revenues of $2 million for the three months ended June 30, 1999. Natural gas production volumes increased 368% and oil production volumes increased by approximately 175% in the three months ended June 30, 2000. Hedging activities reduced the Company's revenue during the three months ended June 30, 2000 by approximately $307,000 related to our oil production hedging and by approximately $144,000 related to our natural gas hedging. Average natural gas sale prices increased 67% for the three months ended June 30, 2000 compared with the three months ended June 30, 1999, while oil prices increased 54% during the same period. For the three months ended June 30, 2000, approximately 65% of the dollar amount of our product sales were natural gas.

     GAIN ON PROPERTY SALES, INTEREST AND OTHER INCOME. There were no significant oil and gas property sales by the Company during the periods ended June 30, 2000 and June 30, 1999. Other income for the three months ended June 30, 2000 of approximately $165,000, consisted principally of interest income, lease bonuses and delay rentals.

     EXPENSES. Total expenses for the three months ended June 30, 2000 were $14 million, a $10 million increase over the $4 million for the three months ended June 30, 1999. Comparability of total expenses was affected by the acquisition of the Floyd Oil Properties, Magellan, and the CWR Properties. Lease operating expense of $5 million, or approximately $0.94 per Mcfe, increased by approximately $3 million from the three months ended June 30, 1999, when it was approximately $1.04 Mcfe. Depreciation and depletion expense for the three months ended June 30, 2000 was $5 million, or approximately $0.80 per Mcfe, compared to $1 million or approximately $0.82 per Mcfe for the three months ended June 30, 1999. General and administrative expense was $2 million, or approximately $0.34 per Mcfe, compared to $1 million or approximately $0.68 per Mcfe for the three months ended June 30, 1999. The general and administrative expense increase was primarily the result of expenses associated with the Company's significant growth. Interest expense of $2.2 million, increased $1.7 million (329%) for the three months ended June 30, 2000, the increase reflecting increased borrowings under our credit facility for acquisitions and higher interest rates.

     DIVIDENDS TO PREFERRED STOCKHOLDERS. Dividends to preferred stockholders of approximately $322,000 in the three months ended June 30, 2000 increased 125% over the three months ended June 30, 1999. The increase of dividends was due to the issuance of the shares Series D Convertible Preferred Stock in connection with the acquisition of Magellan, which began accruing dividends on February 3, 2000.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

     REVENUE. Total revenue for the six months ended June 30, 2000, was $39 million, an increase of $32 million (457%) over total revenue for the six months ended June 30, 1999. Natural gas revenues for the six months ended June 30, 2000 were $23 million, approximately 667% higher than the natural gas revenues of $3 million for the six months ended June 30, 1999. Oil revenues for the six months ended June 30, 2000 were $15 million, approximately 400% higher than the oil revenues of $3 million for the six months ended June 30, 1999. Natural gas production volumes increased 325% and oil production volumes increased 139% in the six months ended June 30, 2000. Hedging activities reduced the Company's revenue during the six months ended June 30, 2000 by approximately $408,000 on our oil production hedging and $144,000 on our natural gas hedging. Average natural gas sale prices increased 66% for the six months ended June 30, 2000 compared with the six months ended June 30, 1999, while oil prices increased 97% during the same period. For the six months ended June 30, 2000, approximately 61% of the dollar amount of our product sales were natural gas.

     GAIN ON PROPERTY SALES, INTEREST AND OTHER INCOME. There were no significant oil and gas property sales by the Company during the periods ended June 30, 2000 and June 30, 1999. Other income for the six months ended
June 30, 2000 of approximately $494,000 consisted principally of interest income, lease bonuses, delay rentals and a lawsuit settlement.

     EXPENSES. Total expenses for the six months ended June 30, 2000 were $27 million, a $18 million increase over the $9 million for the six months ended June 30, 1999. Comparability of total expenses was affected by the acquisition of the Floyd Oil Properties, Magellan, and the CWR Properties. Lease operating expense of $10 million, or approximately $0.89 per Mcfe, increased by approximately $7 million from the six months ended June 30, 1999, when it was approximately $0.91 per Mcfe. Depreciation and depletion expense for the six months ended June 30, 2000 was $9 million, or approximately $0.76 per Mcfe, compared to $3 million or approximately $0.78 per Mcfe for the six months ended June 30, 1999. General and administrative expense was $4 million, or approximately $0.33 per Mcfe, compared to $2 million or approximately $0.65 per Mcfe for the six months ended June 30, 1999. The general and administrative expense increase was primarily the result of the Company's significant growth. Interest expense of $4 million, increased $3 million (300%) for the six months ended June 30, 2000, the increase reflecting increased borrowings under our credit facility for acquisitions and higher interest rates.

     DIVIDENDS TO PREFERRED STOCKHOLDERS. Dividends to preferred stockholders of approximately $583,000 in the six months ended June 30, 2000 increased 104% over the six months ended June 30, 1999. The increase of dividends was due to the issuance of the shares Series D Convertible Preferred Stock in connection with the acquisition of Magellan, which began accruing dividends on February 3, 2000.

CURRENT ACTIVITIES

     As of August 7, 2000, there were two wells drilling in East Texas. Three wells were being completed, two in East Texas and one in the Breton Sound Block 34 field, offshore Louisiana.

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

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No.
25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 which affect us are to be applied on a prospective basis effective July 1, 2000.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held May 24, 2000 for the purpose of voting on the following items:

  1.  The election of the five (5) directors nominated by the Company.

  2. The ratification of the appointment of KPMG, LLP as the Company's independent auditors for the current fiscal year.

  3.  The approval of the 3TEC Energy Corporation 2000 Stock Option Plan

The following table summarizes the tabulation of votes with respect to the foregoing matters:

Proposal 1:
                                                   For      Against   Abstain
                                                  ----      -------   -------
Election of five (5) directors as follows:
Floyd C. Wilson                                 5,097,349      0        1,149
Gary R. Christopher                             5,097,349      0        1,016
Stephen W. Herod                                5,097,349      0          983
David B. Miller                                 5,097,349      0        1,567
D. Martin Phillips                              5,097,349      0        1,567

Proposal 2:
Ratification of the appointment of KPMG, LLP    5,094,174     746       4,186
as the Company's independent auditors for the current fiscal year

Proposal 3:
Approval of the 3TEC Energy Corporation         5,112,877    19,376     1,822
2000 Stock Option Plan

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

2.7 Form of Agreement of Sale and Purchase by and between C.W. Resources, Inc., Westerman Royalty, Inc., and Carl A. Westerman and 3TEC Energy Corporation. (Incorporated by Reference to Exhibit 10.32 to Form S-2 filed April 28, 2000.)

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

4.3 Certificate of Designation of Series D Preferred Stock of 3TEC Energy Corporation. (Incorporated by reference to Exhibit 4.3 to Form 10-QSB filed May 15, 2000.)

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

10.12 Subordination Agreement, dated August 27, 1999 by and among Shoemaker Family Partners, LP, Compass Bank, and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.15 to Form 10-QSB filed November 15, 1999.)

10.13 Subordination Agreement, dated August 27, 1999 by and among Shoeinvest II, LP, Compass Bank, and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.16 to Form 10-QSB filed November 15, 1999.)

10.14 Letter Amendment No. 1 to Middle Bay Oil Company, Inc. Securities Purchase Agreement, dated November 23, 1999, by and between Middle Bay Oil Company, Inc. (n/k/a 3TEC Energy Corporation) and The Prudential Insurance Company of America (Incorporated by reference to Exhibit 10.21 to Form S-2 filed April 28, 2000 and replacing the unexecuted Exhibit 10.17 of Form 10-QSB filed November 15, 1999.)

10.15 Intercreditor Agreement, dated as of November 23, 1999, among Middle Bay Oil Company, Inc., Bank One Texas, N.A. and 3TEC Energy Company L.L.C. (Incorporated by reference to Exhibit 10.18 to Form S-2 filed April 28, 2000.)

10.16 Intercreditor Agreement, dated as of November 23, 1999, among Middle Bay Oil Company, Inc., Bank One Texas, N.A. and Shoemaker Family Partners, LP. (Incorporated by reference to Exhibit 10.18 to Form S-2 filed April 28, 2000.)

10.17 Intercreditor Agreement, dated as of November 23, 1999, among Middle Bay Oil Company, Inc., Bank One Texas, N.A. and Shoeinvest II, LP. (Incorporated by reference to Exhibit 10.20 to Form S-2 filed April 28, 2000.)

10.18 Amendment to Securities Purchase Agreement, dated as of November 23, 1999, among Middle Bay Oil Company, Inc. and 3TEC Energy Company L.L.C. (Incorporated by reference to Exhibit 10.22 to Form S-2 filed April 28, 2000.)

10.19 Amendment to Securities Purchase Agreement, dated as of November 23, 1999, among Middle Bay Oil Company, Inc. and Shoemaker Family Partners, LP. (Incorporated by reference to Exhibit 10.23 to Form S-2 filed April 28, 2000.)

10.20 Amendment to Securities Purchase Agreement, dated as of November 23, 1999, among Middle Bay Oil Company, Inc. and Shoeinvest II, LP. (Incorporated by reference to Exhibit 10.24 to Form S-2 filed April 28, 2000.)

10.21 Amended and Restated 1995 Stock Option and Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit B to Form DEF 14A filed May 5, 1997.)

10.22 Amendment No. 1 to the Amended and Restated 1995 Stock Option and Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit B to Form DEF 14A filed May 5, 1998.)

10.23 1999 Stock Option Plan. (Incorporated by reference to Exhibit E to Form DEF 14A filed October 25, 1999.)

10.24 2000 Stock Option Plan (Incorporated by reference to Exhibit A to Form DEF 14A filed on May 1, 2000.)

10.25 Second Restated Credit Agreement among 3TEC Energy Corporation, Enex Resources Corporation, Middle Bay Production Company, Inc., and Magellan Exploration, LLC, as Borrowers, and Bank One, Texas, N.A. and the Institutions named therein, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Bank of Montreal as Syndication Agent and Banc One Capital Markets, Inc., as Arranger, dated May 31, 2000. (Incorporated by reference to Exhibit 10.28 to Form S-2/A filed June 6, 2000.)

10.26 First Amendment to Shareholders' Agreement by and among 3TEC Energy Corporation, the W/E Shareholders and the Major Shareholders, dated May 30, 2000. (Incorporated by reference to Exhibit 10.29 to Form S-2/A filed June 6, 2000.)

27.1 Financial Data Schedule *

* Filed herewith

(b) The following reports were filed on Form 8-K during the second quarter of 2000:

     On April 3, 2000, we filed a Form 8-K to report that our annual meeting of its shareholders would be held on May 24, 2000 and that shareholder proposals must be received not later than April 13, 2000 to be considered at the meeting.

     On April 25, 2000, we filed a Form 8-K to report that 3TEC Energy Corporation ("3TEC") announced April 18, 2000, that we had entered into an agreement to acquire oil and natural gas properties managed by C. W. Resources, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of August 14, 2000.


                                             3TEC ENERGY CORPORATION
                                                   (Registrant)


                                        By: /s/ Floyd C. Wilson
                                            -------------------
                                            Floyd C. Wilson
                                            Chief Executive Officer and Chairman


                                        By: /s/ R.A. Walker
                                            ---------------
                                            R.A. Walker
                                            President and
                                            Chief Financial Officer

                                        By: /s/ Stephen W. Herod
                                           --------------------
                                           Stephen W. Herod
                                           Executive Vice-President


                                        By: /s/ Shane M. Bayless
                                           --------------------
                                           Shane M. Bayless
                                           Vice President and Controller