Form 10QSB
period 2000-09-30
3TEC ENERGY CORP
filed 2000-11-14
CIK 903267

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                         Common stock, $0.02 par value
                   14,510,069 shares as of October 18, 2000

           Transitional Small Business Disclosure Format (check one)
                                Yes [ ]  No [X]

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                      PAGE
                                                                       NO.
                                                                      ----
PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

   Consolidated Balance Sheets-
    September 30, 2000 (Unaudited) and December 31, 1999 (Audited)....  1
   Consolidated Statements of Operations (Unaudited)-
    Three and nine months ended September 30, 2000 and 1999............ 2
   Consolidated Statements of Cash Flows (Unaudited)-
    Nine months ended September 30, 2000 and 1999...................... 3
   Notes to Consolidated Financial Statements (Unaudited).............. 4

Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations ...................... 9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................. 14

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                             SEPTEMBER 30     DECEMBER 31
                                                                                  2000           1999
                                                                             ------------     -----------
ASSETS                                                                        (Unaudited)      (Audited)
CURRENT ASSETS
 Cash and cash equivalents                                                  $  1,010,886     $  6,141,153
 Accounts receivable                                                          20,522,881        9,453,551
 Other current assets                                                          2,499,603          176,226
                                                                            ------------     ------------
  Total current assets                                                        24,033,370       15,770,930

PROPERTY (AT COST)
 Oil and gas-successful efforts method                                       249,935,680      168,840,499
 Other                                                                         1,630,047        1,141,879
                                                                            ------------     ------------
                                                                             251,565,727      169,982,378
Accumulated depreciation, depletion and amortization                         (49,637,167)     (38,208,298)
                                                                            ------------     ------------
                                                                             201,928,560      131,774,080
OTHER ASSETS                                                                   2,452,367        1,698,496
                                                                            ------------     ------------
TOTAL ASSETS                                                                $228,414,297     $149,243,506
                                                                            ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                           $  8,517,020     $  5,726,569
 Accrued liabilities                                                           1,480,390        1,576,731
 Series C Preferred stock redemption payable                                   4,786,766                -
 Income taxes payable                                                            702,057                -
 Accounts payable-Stockholder Dissenters                                               -        1,118,678
 Other current liabilities                                                             -          347,733
                                                                            ------------     ------------
Total current liabilities                                                     15,486,233        8,769,711

LONG-TERM DEBT                                                                55,000,000       87,500,000
SENIOR SUBORDINATED CONVERTIBLE NOTES                                         13,223,844       13,223,844
DEFERRED INCOME TAXES                                                          8,405,797          290,643
OTHER LIABILITIES                                                                350,099          257,627
MINORITY INTEREST                                                              1,374,630        1,089,044

STOCKHOLDERS' EQUITY

Preferred stock, $0.02 par, 20,000,000 shares authorized,
  266,667 designated Series B, 2,300,000 shares designated Series C and
   725,167 shares designated Series D, none other designated                           -                -

Convertible preferred stock Series B, $7.50 stated value,
  266,667 shares issued and outstanding. $2,000,000 aggregate
   liquidation preference                                                      3,627,000        3,627,000

Convertible preferred stock Series C, $5.00 stated value,  0 and
 1,139,506 shares issued and outstanding at September 30, 2000
 and December 31, 1999, respectively.                                                  -        5,198,440


Convertible preferred stock Series D, $24.00 stated value,
 621,930 shares issued and outstanding at September 30, 2000.
 $14,926,320 aggregate liquidation preference                                  7,571,553                -

Common stock, $.02 par value, 60,000,000 shares authorized,
 14,577,050 and 5,338,771 shares issued at September 30, 2000
 and December 31, 1999, respectively                                             291,757          106,778

 Additional paid-in capital                                                  135,770,414       57,775,199
 Accumulated deficit                                                         (11,638,190)     (27,408,062)
 Treasury stock; 69,807 and 7,258 shares at September 30, 2000
 and December 31, 1999, respectively                                          (1,048,840)      (1,186,718)
                                                                            ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                                   134,573,694       38,112,637
                                                                            ------------     ------------
COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $228,414,297     $149,243,506
                                                                            ============     ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   3TEC ENERGY CORPORATION  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30                   SEPTEMBER 30
                                                                  (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
                                                                       2000           1999            2000            1999
                                                                  -----------    -----------     -----------     -----------
REVENUES
 Oil, natural gas and plant income                                $26,740,844    $ 4,656,156     $66,001,245     $11,328,502
 Gain on sale of properties                                           315,175        575,287         341,856         882,477
 Other                                                                251,545        531,419         703,987         756,353
                                                                  -----------    -----------     -----------     -----------
TOTAL REVENUES                                                     27,307,564      5,762,862      67,047,088      12,967,332
                                                                  -----------    -----------     -----------     -----------
EXPENSES
 Production
  Lease Operations                                                  3,483,393      1,177,232      11,305,417       3,856,818
  Production, severance and ad valorem tax                          1,627,371        241,954       4,446,304         556,828
  Gathering, transportation and other                                 651,690         14,999       1,406,591          37,197
 Geological and geophysical                                            38,482         46,768         201,898         188,484
 Dry hole                                                                   -        391,477          29,261         455,108
 General and administrative                                         1,402,038      1,112,181       4,466,659       3,048,430
 Interest                                                           1,683,960        717,917       5,953,385       1,739,362
 Depreciation, depletion and amortization                           4,568,645      1,466,006      13,116,023       4,046,546
 Impairment                                                                 -      1,688,443               -       1,688,443
 Stock compensation                                                         -        729,938               -         729,938
 Severance and compensation plan payments                                   -        576,587               -         576,587
 Other                                                                      -        272,233               -         481,622
                                                                  -----------    -----------     -----------     -----------
TOTAL EXPENSES                                                     13,455,579      8,435,735      40,925,539      17,405,363

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT),
 MINORITY INTEREST DIVIDENDS TO PREFERRED STOCKHOLDERS             13,851,985     (2,672,873)     26,121,550      (4,438,031)
Minority Interest                                                      86,171        (23,545)        188,572         (40,228)
Income tax expense (benefit)                                        4,680,377       (686,314)      8,817,212      (1,242,324)
                                                                  -----------    -----------     -----------     -----------
NET INCOME (LOSS)                                                   9,085,437     (2,010,104)     17,115,766      (3,155,479)
Dividends to preferred stockholders                                   763,326        142,843       1,345,894         428,509
                                                                  -----------    -----------     -----------     -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS             $ 8,322,111    $(2,152,947)    $15,769,872     $(3,583,988)
                                                                  ===========    ===========     ===========     ===========
NET INCOME (LOSS) PER COMMON SHARE
 BASIC                                                                  $0.58         $(0.21)          $1.76          $(0.39)
                                                                  ===========    ===========     ===========     ===========
 DILUTED                                                                $0.50         $(0.21)          $1.39          $(0.39)
                                                                  ===========    ===========     ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 BASIC                                                             14,439,232     10,351,990       8,980,318       9,137,784
                                                                  ===========    ===========     ===========     ===========
 DILUTED                                                           18,749,552     10,351,990      12,696,971       9,137,784
                                                                  ===========    ===========     ===========     ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30
                                                                                              (Unaudited)     (Unaudited)
                                                                                                  2000            1999
                                                                                            ------------     -----------
OPERATING ACTIVITIES

Net income (loss)                                                                            $ 17,115,766     $(3,155,479)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
  Depreciation, depletion and amortization                                                     13,116,023       4,046,546
  Dry hole costs                                                                                   29,261         455,108
  Impairments                                                                                           -       1,688,443
  Stock compensation expense                                                                            -         729,938
  Gain on sale of properties                                                                     (341,856)       (882,477)
  Deferred income taxes                                                                         8,115,155      (1,242,324)
  Minority interest                                                                               188,572         (40,228)
  Other charges                                                                                   498,706         345,533
                                                                                             ------------     -----------
Cash flow from operations before changes  in current assets and liabilities                    38,721,627       1,945,060
Changes in current assets and liabilities net of acquisition effects:
  Accounts receivable and other current assets                                                (12,601,526)        827,906
  Accounts payable, accrued liabilities
   and other current liabilities                                                                1,018,601      (1,330,626)
                                                                                             ------------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      27,138,702       1,442,340

INVESTING ACTIVITIES
  Proceeds from sales of properties                                                             5,024,612       3,614,453
  Acquisition of Magellan Exploration LLC, net of cash acquired                                  (269,937)              -
  Additions to oil and gas properties - acquisitions                                          (55,442,670)              -
  Additions to oil and gas properties - drilling and other                                    (14,106,303)     (1,827,614)
  Additions to other assets                                                                      (568,730)       (251,680)
  Advances from stockholder                                                                             -         173,115
                                                                                             ------------     -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                           (65,363,028)      1,708,274

FINANCING ACTIVITIES
  Proceeds from long term debt                                                                 58,100,000       1,036,000
  Principal payments on long term debt                                                        (90,600,000)              -
  Proceeds from issuance of common stock                                                       68,115,052       9,975,000
  Proceeds from subordinated notes issued                                                               -      10,850,000
  Preferred stock dividends                                                                    (1,249,068)       (242,293)
  Treasury stock purchase - Alabama dissenters                                                    137,878               -
  Debt, common stock and preferred stock issue and registration costs                          (1,409,803)        (48,518)
  Other                                                                                                 -        (684,434)
                                                                                             ------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      33,094,059      20,885,755

Net (decrease) increase in cash and cash equivalents                                           (5,130,267)     24,036,369
Cash and cash equivalents-Beginning                                                             6,141,153       1,040,096
                                                                                             ------------     -----------
Cash and cash equivalents-Ending                                                             $  1,010,886     $25,076,465
                                                                                             ============     ===========
See accompanying notes to unaudited consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                                                 $  6,153,687     $ 1,446,736
                                                                                             ============     ===========
    Income taxes                                                                             $          -     $         -
                                                                                             ============     ===========
Non-cash investing and financing activities:
    Preferred dividends paid-in-kind                                                         $    118,095     $         -
                                                                                             ============     ===========
    Preferred dividends incurred but not paid                                                $     97,014     $   186,216
                                                                                             ============     ===========
    Common stock and warrants issued in acquisition of Magellan Exploration LLC              $ 10,572,935     $         -
                                                                                             ============     ===========
    Preferred stock issued in acquisition of Magellan Exploration LLC                        $  7,453,457     $         -
                                                                                             ============     ===========
    Acquisition of oil and gas properties from W/E Energy, LLC                               $          -     $   875,000
                                                                                             ============     ===========
    Dryhole costs accrued but not paid                                                       $          -     $   345,841
                                                                                             ============     ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  INTERIM FINANCIAL STATEMENTS

Organization

  3TEC Energy Corporation, formerly Middle Bay Oil Company, Inc. (the "Company"), was incorporated under the laws of the State of Alabama on November 20, 1992. The Company was reincorporated in Delaware on December 7, 1999 and changed its name to 3TEC Energy Corporation.

Basis of Presentation

  In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 2000 and December 31, 1999 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2000 and 1999.

These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year ending December 31, 2000.

Reclassifications

  Certain reclassifications of prior period amounts have been made to conform to the current presentation.

(2)  EARNINGS PER SHARE

  Basic earnings and loss per common share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings and loss per share reflect dilution from all potential common shares, including options, warrants and convertible preferred stock and convertible notes. Diluted loss per share does not include the effect of any potential common shares if the effect would decrease the loss per share.

  For the three and nine months ended September 30, 1999, the Company had a weighted average of 1,095,250 and 680,584 combined stock options, warrants and convertible preferred stock and notes outstanding, respectively, which were not included in the computation of diluted loss per share, because the effect of the assumed exercise of these stock options, warrants and convertible securities would have an antidilutive effect on the computation of diluted loss per share. At September 30, 1999, the Company had outstanding convertible preferred stock that was convertible into 380,999 shares of common stock. The convertible preferred stock and dividends of $142,843 and $428,509 were not reflected in the computation of diluted loss per share for the three and nine months ended September 30, 1999 because the effect of the assumed conversion and dividends of these preferred shares would have an antidilutive effect on the computation of diluted loss per share.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(2)  EARNINGS PER SHARE (CONTINUED)

  Basic and diluted earnings per share for the three and nine month periods ended September 30, 2000 was determined as follows (in thousands):


                                                                             Three Months          Nine Months
                                                                                Ended                 Ended
                                                                          September 30, 2000    September 30, 2000
                                                                          ------------------    ------------------
Basic net income attributable to common stockholders                      $            8,322            $15,770
Plus preferred stock dividends                                                           763              1,346
Plus interest expense (net of tax) on subordinated convertible notes                     197                588
                                                                          ------------------            -------
Fully diluted net income attributable to common stockholders              $            9,282            $17,704
                                                                          ==================            =======

                                                                                Outstanding          Outstanding
                                                                                  Shares                Shares
                                                                              --------------         -----------
Basic shares outstanding (weighted average shares)                                    14,439              8,980
Plus potentially dilutive securities:
Dilutive options and warrants applying treasury stock method                           1,767              1,242
Shares from conversion of subordinated convertible notes                               1,469              1,469
Shares from conversion of Series B preferred stock                                        91                 91
Shares from conversion of Series C preferred stock                                       361                370
Shares from conversion of Series D preferred stock                                       622                544
                                                                          ------------------            -------
Fully diluted shares outstanding (weighted average shares)                            18,749             12,696
                                                                          ==================            =======

All share and per share amounts have been retroactively adjusted for a one-for-three reverse split that was approved by the Company's shareholders on January 14, 2000.

(3)  ACQUISITIONS

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

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(3)  ACQUISITIONS (CONTINUED)

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

  The following pro forma data presents the results of the Company for the nine months ended September 30, 1999, as if the Floyd Oil Acquisition and the CWR Acquisition had occurred on January 1, 1999, and the results of the Company for the nine months ended September 30, 2000 as if the CWR Acquisition had occurred on January 1, 2000. The pro forma data assumes the acquisition of the respective properties and the debt and equity financing transactions related to these acquisitions. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The pro forma financial data does not include the financial information for Magellan, which is not significant with respect to the operations of the Company for the period presented (in thousands, except per share amounts):

w


                                                                                Pro Forma              Pro Forma
                                                                            Nine Months Ended      Nine Months Ended
                                                                           September 30, 2000     September 30, 1999
                                                                               (Unaudited)            (Unaudited)
                                                                           -------------------    ------------------
Total revenues                                                                     $71,938             $47,221
Net income (loss) attributable to common stockholders                               18,053               2,565
Net income (loss) per basic share attributable to common stockholders                 1.26                0.19

(4)  RELATED PARTY TRANSACTIONS

  The Company paid EnCap Investments a fee of $500,000 in connection with a private equity shelf facility related to the CWR Properties acquisition. As required by the Company's Credit Facility, the private equity shelf facility would have allowed the Company to require EnCap Investments to purchase up to $20 million of a new class of exchangeable preferred stock from the Company. Upon completion of the Company's public offering of common stock on June 30, 2000, the shelf facility expired.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(5)  STOCKHOLDERS' EQUITY

Common Stock

  On June 30, 2000, the Company completed its public offering of 7 million shares of the Company's common stock (priced at $9.00 per share), plus an additional 1,050,000 shares subject to an option granted to the underwriters to cover over allotments. The net proceeds, approximately $66.8 million, were used primarily to repay a portion of the outstanding debt under the amended credit facility.

Series C Preferred Stock Redemption

On August 31, 2000, the Company sent notices to the holders of its Series C Preferred Stock (the "Series C") advising that the Series C would be redeemed on September 30, 2000. The Series C had a redemption price of $5.00 per share and the holders had the right to convert their Series C shares into Company common stock at a ratio of one share of common for three shares of Series C prior to September 30, 2000. A total of 2,115,930 shares of the Series C were outstanding on August 31, 2000, with 1,293,521 shares (61%) held by the Company's 80% owned subsidiary, Enex Resources Corporation. Approximately 125,000 Series C shares were converted to 41,666 shares of common stock and approximately 1,990,930 Series C shares were redeemed. On a consolidated basis, the Company's liability for the Series C redemption is approximately $4.8 million. As a result of the Series C redemption, the Company incurred a non-cash charge to dividend expense of $498,706.

Series D Preferred Stock

  In connection with the Magellan Acquisition, the Company issued 617,009 shares of Series D Preferred Stock, par value $0.02 per share, with a redemption value of $24.00 per share. While the per share redemption and dividend amounts vary, the rights as to dividends and liquidation payments of all outstanding issues of our different series of Preferred Stock are equal. Shares of Series D Preferred Stock earn dividends at 5% per annum cumulative, payable semi-annually on March 31 and September 30 of each year, when, as and if authorized and declared by the board of directors. For a period of three years from the closing date of the Magellan transaction, the Company may pay the dividends at its option in cash or in additional shares of Series D Preferred Stock. Dividends were paid on the outstanding shares of Series D Preferred Stock as of March 31, 2000 in the form of additional shares of Series D Preferred Stock, and as of September 30, 2000 in cash payment.

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

(6)  COMMITMENTS AND CONTINGENCIES

  On November 18, 1999, the Company's shareholders approved a reincorporation of the Company from Alabama to Delaware (See Note 1). The Alabama Code has a shareholder dissent provision that allows a shareholder to dissent from the reincorporation and demand cash payment equal to the fair value of the common stock owned at the date of the reincorporation. Before the November 18, 1999 shareholders meeting, the Company received shareholder dissents representing ownership of 99,438 shares of common stock. Over the period December 15, 1999 to January 25, 2000, the Company received formal demands for payment from the dissenting shareholders (the "dissenters"). The Company made an offer to the dissenters on March 14, 2000 and the dissenters made a counteroffer in late March. On May 26, 2000, the Company agreed to a settlement with the dissenters to purchase 62,549 shares of common stock for a total of $980,800, including interest. The settlement closed on June 30, 2000 and the shares are held by the Company as treasury stock. A shareholder holding 36,979 shares of common stock agreed to withdraw his dissent.

(7)  HEDGING ACTIVITIES

  In February 2000, the Company entered into fixed price swap agreements covering 2,000 barrels of oil per day for the period March through October 2000 at a weighted average NYMEX West Texas Intermediate price of $25.96 per barrel. During the three and nine month period ending September 30, 2000, the Company's oil revenues were reduced by the effect of our hedging activities by $1,176,749 and $1,584,289 respectively. The fair market value of the open position at September 30, 2000 was an unrealized loss of approximately $565,000.

(8) PROPERTY SALE

  In July 2000, the Company sold certain non-core properties to various third parties for net proceeds of approximately $4.7 million. The effective date of the sale was July 1, 2000. The proceeds from the sale were used to repay a portion of the outstanding debt under the Company's credit facility.

(9) ACCOUNTING PRONOUNCEMENTS

  In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, standardizes the accounting for and disclosures of derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for the Company's financial statements on January 1, 2001. As of September 30, 2000, the Company does not have any derivative instruments or hedging activities that will impact 2001 operations and therefore does not expect any income statement or balance sheet impact for 2001. However, the Company cannot assure that such instruments or activities will not be put into place in the future.

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

OVERVIEW

  We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. We also own significant properties in the Permian and San Juan basins and in the Mid-continent region. Our management and technical staff have substantial experience in each of these areas. As of December 31, 1999, on a pro forma basis including the subsequent acquisition of Magellan Exploration LLC ("Magellan") and the properties in East Texas operated by C.W. Resources, Inc. (the "CWR Properties"), we had estimated at that date total net proved reserves of 312 Bcfe, of which approximately 77% were natural gas and approximately 71% were proved developed, with an estimated PV-10 value of $296.7 million.

LIQUIDITY AND CAPITAL RESOURCES

  We believe that our cash flows from operations are adequate to meet the requirements of operating our business. However, future cash flows are subject to a number of variables, including our level of production and prices, and we cannot assure that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Our principal operating sources of cash include sales of natural gas and oil production.

  For the year 2000, we have budgeted approximately $23 million for development and exploration capital expenditures. Through September 30, 2000, the Company has expended approximately $15 million of its capital budget.

  We are obligated to pay dividends of approximately $570,000 per year on the Series C Preferred Stock in cash and dividends of $740,000 per year on the Series D Preferred Stock, which we may pay in either cash or in additional shares of Series D Preferred Stock during the three years ending February 1, 2003. On September 30, 2000, the Company redeemed the Series C Preferred Stock (See Note 5). We are obligated to pay interest on the convertible subordinated notes of approximately $1.2 million per year.

  Our primary source of financing for acquisitions has been borrowings under our credit facility (the "Facility"), discussed below. We believe we will have sufficient cash flow from operations and borrowings under our credit facility to meet our obligations and operating needs for the current year. We also believe that we have the ability to raise additional equity or debt financing and otherwise access the capital markets should those sources of capital prove insufficient to execute our strategic objectives. However, future cash flows are subject to a number of variables, including our level of production and prices, and we cannot assure you that operations and other capital resources will provide cash of sufficient amounts to maintain planned levels of capital expenditures.

  The Facility provides for a borrowing base which is redetermined on a semi-annual basis, and as of November 2000, was set at $140 million. Interest under the Facility is based upon either the bank's prime rate plus a low of zero to a high of 50 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 212.5 as amounts outstanding increase as a percentage of the borrowing base. At September 30, 2000, we were paying an average of approximately 8.36% per annum interest on the entire principal balance of the Facility of $55 million. The Facility matures on May 31, 2003. The borrowings under the Facility are secured by substantially all of our properties.

  In connection with this Facility, we are required to adhere to certain affirmative and negative covenants. The loan agreement contains a number of dividend restrictions and restrictive covenants which, among other things, require the maintenance of a minimum current ratio and interest coverage ratio. At September 30, 2000, the Company was in compliance with the terms of the Facility.

  We generally sell our oil at local field prices paid by the principal purchasers of oil. The majority of our natural gas production is sold at spot prices. Accordingly, we are generally subject to the commodity prices for these resources as they vary from time to time. We have entered into fixed price swap agreements covering 2,000 barrels per day of our oil production for the period March through October 2000 at an average price of $25.96 per barrel. As of September 30, 2000, the Company does not have any derivative instruments or hedging activities that will impact 2001 operations and therefore does not expect any income statement or balance sheet impact for 2001. However, the Company cannot assure that such instruments or activities will not be put into place in the future.

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

  The following table reflects certain summary operating data for the periods presented:

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        ------------------    ------------------
                                           2000     1999         2000     1999
                                          ------   ------       ------   ------
Net Production Data :
---------------------
Oil and Liquids (MBbls)                       267      116        867      367
Natural Gas (MMcf)                          4,642      982     12,273    2,778
Equivalent Production (MMcfe)               6,244    1,680     17,475    4,980

Average Sales Price: (1)
------------------------
Oil and Liquids (per Bbl)                  $24.22   $19.10    $ 24.69   $14.66
Natural Gas (per Mcf)                        4.26     2.35       3.56     2.01
Equivalent price (per Mcfe)                  4.28     2.69       3.78     2.20

Expenses ($ per Mcfe):
----------------------
Lease operations                           $ 0.56   $ 0.70    $  0.65   $ 0.77
Production, severance and ad valorem         0.26     0.14       0.25     0.11
Gathering, transportation and other          0.10     0.01       0.08     0.01
General and administrative                   0.22     0.66       0.26     0.61
Depreciation and depletion (2)               0.73     0.87       0.75     0.81

(1)  Includes effect of our hedging activities.
(2)  Represents depreciation, depletion and amortization, excluding impairments.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Oil and Gas Revenues. Revenues from oil and gas operations increased by 474% to $26.7 million for the three months ended September 30, 2000, compared to $4.7 million for the same period during 1999. The increase is attributable to the Company's significant revenue growth via acquisitions and drilling as well as higher commodity prices received by the Company during the period.

     Production Expense. Production expense for the three months ended September 30, 2000, increased by 302% to $5.8 million compared to $1.4 million during the same period of 1999. Lease operating expenses on an $/MCFE basis decreased to $0.56/MCFE from $0.70/MCFE, while production, severance and ad valorem taxes increased to $0.26/MCFE from $0.14/MCFE. Lower per unit operating costs added with the Company's acquired properties and higher per unit operating costs of properties sold by the Company in 2000 are attributed to the current period decrease. Higher realized commodity prices during the three months ended September 30, 2000 of $4.28/MCFE vs. $2.69/MCFE in 1999 is the principal reason for the increase in taxes.

     Dry Hole Expense. Dry hole expense for the three months ended September 30, 2000, decreased to zero compared to $0.4 million during the same period in 1999.

     General and Administrative Expense. General and administrative expense (excluding stock compensation, severance, compensation plan payments and other during 1999) for the three months ended September 30, 2000 increased by $0.3 million compared to the same period in 1999. The increase is attributable to increased staffing levels as a result of the Company's significant growth from acquisitions.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") for the three months ended September 30, 2000 was $4.6 million compared to $1.5 million for the same period of 1999. The additional DD&A recorded is again attributed the Company's significant growth from acquisitions. DD&A on a $/MCFE basis decrease for during 2000 to $.73/MCFE from $.87/MCFE due to lower DD&A rates associated with the Company's acquisition and development activities.

     Income Taxes. For the three months ended September 30, 2000, the Company recorded a tax provision of $4.7 million compared to a tax benefit of $0.7 during the same period in 1999. The provision recorded in 2000 represents the Company's net income for the three months ended at its expected effective tax rate for 2000 of 34%.

     Dividends to Preferred Stockholders. Dividends to preferred stockholders of approximately $0.8 million in the three months ended September 30, 2000 increased from $0.1 million for the three months ended September 30, 1999. The increase in dividends was due to the issuance of the shares Series D Convertible Preferred Stock in connection with the acquisition of Magellan, which began accruing dividends on February 3, 2000 and the charge to dividend expense of $0.5 million in connection with the Series C Preferred Stock redemption at September 30, 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Oil and Gas Revenues. Revenues from oil and gas operations increased by 483% to $66.0 million for the nine months ended September 30, 2000, compared to $11.3 million for the same period during 1999. The increase is attributable to the Company's significant growth through acquisitions and drilling as well as higher commodity prices received by the Company.

     Production Expense. Production expense for the nine months ended September 30, 2000, increased by 286% to $17.2 million compared to $4.5 million during the same period of 1999. Lease operating expenses on an $/MCFE basis decreased to $0.65/MCFE from $0.77/MCFE, while production, severance and ad valorem taxes increased to $0.25/MCFE from $0.11/MCFE. Lower per unit oprating costs added with the Company's acquired properties and higher per unit operating costs of properties sold by the Company in 2000 are attributed to the current period decrease. Higher realized commodity prices during the nine months ended September 30, 2000 of $3.78/MCFE vs. $2.20/MCFE in 1999 is the principal reason for the increase in taxes.

     Dry Hole Expense. Dry hole expense for the nine months ended September 30, 2000, decreased to zero compared to $0.5 million during the same period in 1999.

     General and Administrative Expense. General and administrative expense (excluding stock compensation, severance, compensation plan payments and other during 1999) for the nine months ended September 30, 2000 increased by $1.4 million from the same period in 1999. The increase is attributable to increased staffing levels as result of the Company's significant growth from acquisitions.

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization ("DD&A") for the nine months ended September 30, 2000 was $13.1 million compared to $4.0 million for the same period of 1999. The additional DD&A recorded is again attributed the Company's significant growth from acquisitions. DD&A on a $/MCFE basis decrease for during 2000 to $.75/MCFE from $.81/MCFE due to lower DD&A rates associated with the Company's acquisition and development activities.

     Income Taxes. For the nine months ended September 30, 2000, the Company recorded a tax provision of $8.8 million compared to a tax benefit of $1.2 during the same period in 1999. The provision recorded in 2000 represents the Company's net income for the nine months ended at its expected effective tax rate for 2000 of 34%.

     Dividends to Preferred Stockholders. Dividends to preferred stockholders of approximately $1.3 million in the nine months ended September 30, 2000 increased from $0.4 million for the nine months ended September 30, 1999. The increase in dividends was due to the issuance of the shares Series D Convertible Preferred Stock in connection with the acquisition of Magellan, which began accruing dividends on February 3, 2000 and the charge to dividend expense of $0.5 million in connection with the Series C Preferred Stock redemption at September 30, 2000.

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

10.23 1999 Stock Option Plan. (Incorporated by reference to Exhibit E to Form DEF 14A filed October 25, 1999.)

10.24 2000 Stock Option Plan (Incorporated by reference to Exhibit A to Form DEF 14A filed on May 1, 2000.)

10.25 Second Restated Credit Agreement among 3TEC Energy Corporation, Enex Resources Corporation, Middle Bay Production Company, Inc., and Magellan Exploration, LLC, as Borrowers, and Bank One, Texas, N.A. and the Institutions named therein, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Bank of Montreal as Syndication Agent and Banc One Capital Markets, Inc., as Arranger, dated May 31, 2000. (Incorporated by reference to Exhibit 10.28 to Form S-2/A filed September 6, 2000.)

10.26 First Amendment to Shareholders' Agreement by and among 3TEC Energy Corporation, the W/E Shareholders and the Major Shareholders, dated May 30,2000. (Incorporated by reference to Exhibit 10.29 to Form S-2/A filed September 6, 2000.)

27.1  Financial Data Schedule *

* Filed herewith

(b) The following reports were filed on Form 8-K during the third quarter of 2000:

  None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of November 14, 2000.

                                       3TEC ENERGY CORPORATION
                                          (Registrant)


                                     By: /s/ Floyd C. Wilson
                                        -----------------------
                                        Floyd C. Wilson
                                        Chief Executive Officer
                                        and Chairman


                                     By: /s/ R.A. Walker
                                        -----------------------
                                        R.A. Walker
                                        President and
                                        Chief Financial Officer


                                     By: /s/ Stephen W. Herod
                                        -----------------------
                                        Stephen W. Herod
                                        Executive Vice-President


                                     By: /s/ Shane M. Bayless
                                        -----------------------
                                        Shane M. Bayless
                                        Vice President and
                                        Controller