Form 10KSB40
period 2000-12-31
3TEC ENERGY CORP
filed 2001-04-02
CIK 903267

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB

                               ----------------

(Mark One)

  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the fiscal year ended December 31, 2000

  [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the transition period from      to

                       Commission file number: 001-14745

                            3TEC ENERGY CORPORATION
                (Name of Small Business Issuer in Its Charter)

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

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.02 Par Value
        Series C Convertible Redeemable Preferred Stock, $.02 Par Value

  Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  Revenues of Registrant for fiscal year ended December 31, 2000 are $104,823,153.

  The aggregate market value as of March 21, 2001 of voting and nonvoting stock held by nonaffiliates of the Registrant was $192,671,375.

  As of March 21, 2001 the Registrant had 14,623,801 shares of Common Stock, $.02 par value outstanding.

  The Registrant's definitive proxy statement, to be filed pursuant to Regulation 14A on or before May 1, 2001, is incorporated by reference for the information set forth in Part III of this Form 10-KSB.

  Transitional Small Business Disclosure Format: [_] Yes [X] No

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                 PART I                                    ----
Item 1. Business
    Background...........................................................    4
    Recent Developments..................................................    4
    Business Strategy....................................................    6
    Marketing............................................................    6
    Competition..........................................................    7
    Regulation...........................................................    7
    Employees............................................................    9
    Our Executive Offices................................................    9

Item 2. Properties
    Description of Our Properties........................................   10
    Natural Gas and Oil Reserves.........................................   11
    Volumes, Prices and Operating Expenses...............................   12
    Development, Exploration and Acquisition Capital Expenditures........   12
    Drilling Activity....................................................   13
    Productive Wells.....................................................   13
    Acreage Data.........................................................   13
    Current Activities...................................................   13

Item 3. Legal Proceedings................................................   14

Item 4. Submission of Matters to Vote of Security Holders................   14
                                 PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters..........................................................   15

Item 6. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................   16
    Overview.............................................................   16
    Certain Accounting Practices.........................................   16
    Liquidity and Capital Resources......................................   16
    Results of Operations................................................   17
    Year Ended December 31, 2000, Compared With Year Ended December 31,
     1999................................................................   18
    Year Ended December 31, 1999, Compared With Year Ended December 31,
     1998................................................................   19

Item 7.  Financial Statements............................................   19

Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................   19
                                PART III

Item 9. Directors and Executive Officers of the Registrant...............   20

Item 10. Executive Compensation..........................................   20

Item 11. Security Ownership of Certain Beneficial Owners and Management..   20

Item 12. Certain Relationships and Related Transactions..................   20

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-
         K...............................................................   20
    Glossary of Certain Oil and Gas Terms................................   24
    Signatures...........................................................   26
    Power of Attorney....................................................   26

 Item 13(a) includes the Index of Exhibits to be filed with the Securities and Exchange Commission relative to this Report.

             Cautionary Statement About Forward-Looking Statements

  Some of the information in this Annual Report on Form 10-KSB, including information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. The forward-looking statements speak only as of the date made and the Company undertakes no obligation to update such forward-looking statements. These forward-looking statements may be identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. These future events include the following matters:

  .  financial position;

  .  business strategy;

  .  budgets;

  .  amount, nature and timing of capital expenditures;

  .  drilling of wells;

  .  natural gas and oil reserves;

  .  timing and amount of future production of natural gas and oil;

  .  operating costs and other expenses;

  .  cash flow and anticipated liquidity;

  .  prospect development and property acquisitions; and

  .  marketing of natural gas and oil.

Numerous important factors, risks and uncertainties may affect the Company's operating results, including:

  .  the risks associated with exploration;

  . the ability to find, acquire, market, develop and produce new properties;

  .  natural gas and oil price volatility;

  . uncertainties in the estimation of proved reserves and in the projection;

  .  future rates of production and timing of development expenditures;

  .  operating hazards attendant to the natural gas and oil business;

  . downhole drilling and completion risks that are generally not recoverable from third parties or insurance;

  .  potential mechanical failure or under-performance of significant wells;

  .  climactic conditions;

  .  availability and cost of material and equipment;

  .  delays in anticipated start-up dates;

  . actions or inactions of third-party operators of the Company's properties;

  .  the ability to find and retain skilled personnel;

  .  availability of capital;

  .  the strength and financial resources of competitors;

  .  regulatory developments;

  .  environmental risks; and

  .  general economic conditions.

  Any of the factors listed above and other factors contained in this Form 10-KSB could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by the Company or on its behalf. The Company cannot assure you that future results will meet its expectations.

                                    PART I

Item 1. Business

Background

  3TEC Energy Corporation ("3TEC", "the Company", "we", "our" and "us") is the successor to Middle Bay Oil Company, Inc. ("Middle Bay"), an Alabama corporation formed on November 30, 1992. 3TEC was incorporated in Delaware on November 24, 1999, as a wholly owned subsidiary of Middle Bay for the sole purpose of merging with Middle Bay to effect a change in domicile to Delaware and to change our name to 3TEC Energy Corporation. Effective December 7, 1999, Middle Bay was merged into us and each share of common stock of Middle Bay was converted into one share of our common stock. Our common stock is quoted on the Nasdaq National Market under the symbol "TTEN".

  We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. We also own significant properties in the Permian and San Juan basins and in the Mid-Continent region. Our management and technical staff have substantial experience in each of these areas. As of December 31, 2000, we had estimated total net proved reserves of 302 Bcfe, of which approximately 79% were natural gas and approximately 78% were proved developed, with an estimated PV-10 value of $1.0 billion. During December 2000, our net daily production averaged approximately 63.9 Mmcf of natural gas and 2.9 MBbls of oil or 81.3 Mmcfe.

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

  In August 1999, W/E Energy Company L.L.C. ("W/E LLC"), an entity which is owned by affiliates of EnCap Investments L.L.C. ("EnCap") and Floyd C. Wilson, purchased a controlling interest in us for approximately $20.5 million in cash and $875,000 in producing properties. Concurrently with the investment by W/E LLC, Mr. Wilson was named our Chairman and Chief Executive Officer. Following the change in control in August 1999 discussed below, during the fourth quarter of 1999 and the first half of 2000 we closed several transactions that changed our senior management team, capital structure and our property base. In addition, we added several experienced professionals to our technical staff. Because of these recent transactions, our historical results of operations and cash flows will differ materially from, and will not be representative of, our current and future results.

Recent Developments

  . Acquisition of Classic. On January 30, 2001, we acquired 100% of the issued and outstanding stock of Classic Resources Inc. ("Classic") for cash consideration of approximately $53.5 million. The purchase price is subject to certain post-closing adjustments customary in these types of transactions. We financed the acquisition of Classic under our existing credit facility. Classic's major properties, consisting of interests in the Beckville, Carthage, Oak Hill and Rodessa fields, are located near 3TEC's existing properties in East Texas. The Classic properties produce primarily from the Cotton Valley formation and encompass approximately 22,000 gross acres (14,500 net acres). 3TEC estimates these properties have unaudited total net proved reserves of 47 Bcfe, an associated PV-10 value of $57.6 million and net daily production of approximately 11 Mmcfe, as of January 31, 2001. Combined with 3TEC's existing East Texas production, this core area will now produce approximately 39 Mmcfe per day for the Company. The estimated reserves for Classic are 96% gas on an equivalent basis and 99% operated. Classic owns interests in 87 producing wells with an average working interest of 72%. Approximately 63% of the reserves are classified as proved developed. The properties have a 10 year reserve-to-production ratio and low lease operating costs. 3TEC has identified 24 proved undeveloped locations and plans an active drilling program on Classic's properties in 2001.

  . Acquisition of HGW Properties. In November 2000, 3TEC acquired additional interests in the White Oak and Glenwood fields located in Upshur and Gregg Counties, Texas from H.G. Westerman and other third parties (the "HGW Properties"). Total cash consideration paid was $8.9 milion, which we financed under our existing credit facility. As of September 1, 2000, 3TEC estimated that the net proved reserves of the HGW Properties were
    11.2 Bcfe with estimated net daily production of 1.8 Mmcfe.

  . Completion of Public Offering. On June 30, 2000, the Company completed a public offering of 8.05 million shares of the Company's common stock priced at $9.00 per share. The net proceeds, approximately $66.6 million, were used primarily to repay a portion of the outstanding debt under the Company's credit facility.

  . Acquisition of CWR Properties. On May 31, 2000, we acquired properties in
    East Texas operated by C.W. Resources, Inc. (the "CWR Properties") for cash consideration of approximately $52 million, which we financed under our credit facility. The CWR Properties are located in Upshur and Gregg Counties, Texas, in strategic proximity to our core East Texas properties. The CWR Properties encompass approximately 38,000 gross acres (10,100 net acres). As of December 31, 1999, Ryder Scott Company estimated that the net proved reserves of the CWR Properties were 67.8 Bcfe with an associated PV-10 value at that date of $58.3 million. The CWR Properties produce from the Cotton Valley formation, and the reserves as of December 31, 1999 were approximately 92% natural gas and 51% were classified as proved developed.

  . Acquisition of Magellan. On February 3, 2000, we completed the acquisition of Magellan Exploration LLC ("Magellan") from certain affiliates of EnCap and other third parties for consideration of approximately $19 million, consisting of (a) 1,085,934 shares of common stock, (b) four year warrants to purchase up to 333,333 shares of common stock at $30.00 per share, (c) 617,009 shares of 5% Series D Convertible Preferred Stock with a redemption value of $24.00 per share and each convertible into one share of common stock and (d) the assignment of a performance based "back-in" working interest of 5% of Magellan's interest in 12 exploration prospects. The acquired properties are located both onshore and in the shallow waters of south Louisiana and consist of 20,243 gross (11,244 net) acres in three prospective areas. As of December 31, 1999, Ryder Scott Company estimated that the net proved reserves of these properties were 25.3 Bcfe with an associated PV-10 value of $39.8 million. These proved reserves as of December 31, 1999 were approximately 67% natural gas and 69% were classified as proved undeveloped. In addition to the proved reserves, the Magellan properties contain several exploratory drilling locations that have been identified using 3-D seismic data. In April 2000, we purchased additional interests in certain of these properties from an unrelated party, bringing our total net purchase price for the Magellan properties to approximately $21 million.

  . Acquisition of Floyd Oil Properties. In November 1999, we completed the acquisition of properties and interests managed by Floyd Oil Company (the "Floyd Oil Properties") for $90.2 million, consisting of $86.8 million in cash and 503,426 shares of our common stock. The majority of these properties are located in Texas and Louisiana and, as of December 31, 1999, had estimated proved reserves of 165.5 Bcfe with an associated PV-10 value at that time of $146.1 million. Additionally, 76% of the acquired reserves are natural gas and 77% were classified as proved developed. We operate approximately 53% of these properties on a PV-10 value basis. Floyd Oil Company is not affiliated with Floyd C. Wilson.

  . Acquisition of Control by W/E LLC. In August 1999, W/E Energy Company LLC
    (" W/E LLC"), which is owned by affiliates of EnCap Investments L.L.C. ("EnCap") and Floyd C. Wilson, purchased a controlling interest in us for approximately $20.5 million in cash and $875,000 in producing properties. As of December 31, 2000, W/E LLC owned approximately 11% of our outstanding common stock Concurrent with the investment by W/E LLC, Mr. Wilson was named our Chairman and Chief Executive Officer.

Business Strategy

Our business strategy is focused on the following:

  . Pursuit of Strategic Acquisitions. We continually review opportunities to acquire producing properties, leasehold acreage and drilling prospects. We seek to acquire operational control of properties that we believe have significant exploitation and exploration potential. We are especially focused on increasing our holdings in fields and basins in which we already own an interest.

  . Further Development of Existing Properties. We intend to further develop our properties that have proved reserves. We seek to add proved reserves and increase production through the use of advanced technologies, including detailed technical analysis of our properties, and by drilling in-fill locations and selectively recompleting existing wells. We also plan to drill step-out wells to expand known field limits. We intend to enhance the efficiency and quality control of these activities by operating the majority of our properties.

  . Growth Through Exploration. We conduct an active technology-driven exploration program that is designed to complement our property acquisition and development drilling efforts with moderate to high risk exploration projects that have greater reserve potential. We generate exploration prospects through the analysis of geological and geophysical data and the interpretation of 3-D seismic data. We intend to manage our exploration expenditures through the optimal scheduling of our drilling program and by selectively reducing our participation in certain exploratory prospects through sales of interests to industry partners.

  . Rationalization of Property Portfolio. We intend to actively pursue opportunities to reduce and control operating costs of our existing properties and properties we may acquire in the future through the consolidation of overlapping operations, the sale of marginal properties and by increasing the number of fields we operate as a percentage of our total properties.

  . Maintenance of Financial Flexibility. We intend to maintain a substantial unused borrowing capacity under our bank credit facility by periodically refinancing our bank debt in the capital markets when conditions are favorable. We believe our expanded base of internally generated cash flow and other financial resources, including our existing financial partners, provide us with the financial flexibility to pursue additional acquisitions of producing properties and leasehold acreage and to develop our project inventory in an optimal fashion.

Marketing

  We have marketed the natural gas and oil produced from our properties through typical channels for these products. We generally sell our oil at local field prices paid by the principal purchasers of oil. The majority of our natural gas production is sold at current market rates.

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

  In order to manage our exposure to price risks in the marketing of our natural gas and oil production, we have in the past and may in the future enter into natural gas and oil price hedging arrangements with respect to a portion of our expected production. None of our natural gas or oil production is currently hedged.

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

  Federal, State and Indian Leases. Our operations on federal, state or Indian oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. We must conduct our operations on these leases pursuant to permits and authorization and other regulations issued by the Bureau of Land Management, Minerals Management Service and other agencies. The Minerals Management Service currently has under consideration a proposal to change the manner in which crude oil is valued for purposes of calculating royalty due the government. If adopted, these changes would decrease reliance on historical valuation methods and instead adopt an indexing method intended to better reflect market value, but which may not reflect the proceeds actually received in the sale of the oil. We cannot predict what action the Minerals Management Service may ultimately take or how it will affect royalty payable on our production from federal leases, however, if adopted, the changes may tend to increase costs of royalty payments.

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

Employees

  At December 31, 2000, we had 50 full-time employees. We believe that our relationships with our employees are satisfactory. None of our employees is covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site surveillance, permitting and environmental assessment.

Our Executive Offices

  Our principal executive offices are located at Two Shell Plaza, 777 Walker Street, Suite 2400, Houston, Texas 77002, and our telephone number is (713) 821-7100. Our website is www.3tecenergy.com.

Item 2. Properties

Description of Our Properties

  We present information regarding our natural gas and oil reserves, properties, and operating results below, which does not include the properties acquired in the acquisition of Classic as discussed above.

                                     As of December 31, 2000
                         --------------------------------------------------
                         Estimated Net Proved Reserves              Percent    Proved      Budgeted
                         --------------------------------   PV-10    Total   Undeveloped 2001 Capital
                            Gas        Gas       Total      Value    PV-10    Drilling   Expenditures
                          (Mmcf)     (MBbls)    (Mmcfe)    ($000)    Value    Locations     ($000)
                         ---------- ---------- ---------- --------- -------  ----------- ------------
East Texas..............    130,295     1,460     139,054   498,043   47.6%      136         20.0
Gulf Coast Area.........     62,033     2,566      77,428   340,576   32.5%       16         31.1
Permian/San Juan Area...     16,682     4,461      43,448   102,192    9.8%       --           --
Mid-Continent Area......     28,505     2,142      41,357   106,078   10.1%        8          1.1
Other Areas.............        178        43         436       475    0.0%       --           --
                         ---------- ---------  ---------- --------- ------       ---         ----
Total...................    237,693    10,672     301,723 1,047,364 100.00%      160         52.2
                         ========== =========  ========== ========= ======       ===         ====

  East Texas. Four of our five largest fields are located in the East Texas area. The Rosewood, Glenwood, White Oak and Oak Hill fields all produce from the Cotton Valley formation and have numerous proved undeveloped drilling locations. Many of these development drilling locations are based on a change in regulatory field rules that now permit wells to be drilled on 80 acre spacing as opposed to 160 acre spacing. Other significant fields in this region include East Roanoke and East Gladewater. At December 31, 2000 we have identified 136 proved undeveloped locations in this area. For 2001, we have budgeted approximately $20 million for drilling of development wells and exploitation activities in this area.

  Gulf Coast. We have established a substantial base of proved reserves and undeveloped acreage with significant exploration potential along the Gulf Coast of Texas and Louisiana. Through the acquisition of Magellan, we acquired significant interests in Breton Sound Block 34 in Louisiana state waters and the Garden City and Bay de Chene fields in south Louisiana. During 2000, we participated in the drilling of four wells in these fields, all of which were successful. We plan to drill two exploration wells to test the Hollywood and Krumbar formations in Breton Sound Block 34 during 2001. Other significant fields in south Louisiana include Riceville and Raceland. Along the Texas Gulf Coast, we are active in two main areas, the Stuart City field in the Edwards Reef Trend and the Segundo field in Webb County, Texas. In 2001, we have budgeted approximately $31.1 million for development and exploration drilling in this area.

  Permian, San Juan and Mid-Continent Areas. We own interests in numerous fields in the Anadarko, Permian, San Juan and Arkoma basins of Kansas, Oklahoma, Texas and New Mexico. Our largest fields in these areas are Puerto Chiquito and Basin in the San Juan basin, Spivey-Grabs in south central Kansas and West Stigler in eastern Oklahoma. In 2001, we have budgeted approximately $1.1 million for development drilling and exploitation activities in these areas.

  Classic Properties. Classic's major properties, consisting of interests in the Beckville, Carthage, Oak Hill and Rodessa fields, are located near 3TEC's existing properties in East Texas. The Classic properties produce primarily from the Cotton Valley formation and encompass approximately 22,000 gross acres (14,500 net acres). 3TEC estimates these properties have unaudited total net proved reserves of 47 Bcfe, an associated PV-10 value of $57.6 million and net daily production of approximately 11 Mmcfe, as of January 31, 2001. Combined with 3TEC's existing East Texas production, this core area is now producing approximately 39 Mmcfe per day for the Company. The estimated reserves for Classic are 96% gas on an equivalent basis and 99% operated. Classic owns interests in 87 producing wells with an average working interest of 72%. Approximately 63% of the reserves are classified as proved producing. The properties have a 10 year reserve-to-production ratio and low lease operating costs. 3TEC has identified 24 proved undeveloped locations and has budgeted approximately $11 million for development drilling on Classic's properties in 2001. Ten wells are scheduled at Beckville and nine wells are planned at Oak Hill during 2001.

Natural Gas and Oil Reserves

  The following table presents our estimated net proved natural gas and oil reserves and the PV-10 value of our reserves as of December 31, 2000 and 1999, excluding the Classic Properties. The period end prices of oil and natural gas at December 31, 2000 and 1999, used in the PV-10 calculation were $25.31 and $23.64 per barrel of oil and $9.40 and $2.23 per thousand cubic feet of natural gas, respectively. Our estimated net proved natural gas and oil reserves and the PV-10 value of our reserves as of December 31, 2000 and 1999, are based on a reserve report prepared by Ryder Scott Company for our properties. The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own. For further information concerning the PV-10 values of these proved reserves, please read note 14 of the notes to our December 31, 2000 consolidated financial statements.

                                                           December 31
                                                   ---------------------------
                                                      2000      1999    1998
                                                   ---------- -------- -------
      Proved Reserves:
        Natural gas (Mmcf)........................    237,693  159,699  43,483
        Oil (MBbls)(1)............................     10,672    9,835   3,342
        Natural gas equivalents (Mmcfe)...........    301,725  218,709  63,535

      Proved Developed Reserves:
        Natural gas (Mmcf)........................    177,252  122,914  36,731
        Oil (MBbls)...............................      9,895    9,358   3,118
        Natural gas equivalents (Mmcfe)...........    236,622  179,062  55,439
        Estimated future net cash flows before
         income taxes, (in thousands)............. $1,996,831 $370,258 $71,464
        PV-10 value, (in thousands)............... $1,047,364 $198,615 $38,894

--------
(1) Includes oil, condensate and plant product barrels

  There are numerous uncertainties in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve data herein are only estimates. Although we believe these estimates to be reasonable, reserve estimates are imprecise and may be expected to change as additional information becomes available. Estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of this data, as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be exactly measured. Therefore, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of the reserves based on risk of recovery and the estimates are a function of the quality of available data and of engineering and geological interpretation and judgment and the future net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced or that the proved undeveloped reserves will be developed within the periods anticipated. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and the variances may be material. In addition, the estimates of future net revenues from our proved reserves and the present value thereof are based upon certain assumptions about future production levels, prices and costs that may not be correct. We emphasize with respect to the estimates prepared by independent petroleum engineers that PV-10 value should not be construed as representative of the fair market value of our proved oil and natural gas properties since discounted future net cash flows are based upon projected cash flows which do not provide for changes in oil and natural gas prices or for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated.

Volumes, Prices and Operating Expenses

  The following table presents information regarding the production volumes of, average sales prices received for, and average production costs associated with, our sales of oil and natural gas for the periods indicated.

                                                        Years Ended December 31
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
   Net Production Data:
     Natural gas (Mmcf)................................  17,764   4,738   3,847
     Oil (MBbls).......................................   1,139     532     581
     Natural gas equivalents (Mmcfe)...................  24,598   7,930   7,333

   Average Sale Prices:
     Natural gas ($ per Mcf)........................... $  4.12 $  2.18 $  2.00
     Oil ($ per Bbl)(1)................................   25.11   16.88   11.52
     Natural gas equivalents ($ per Mcfe)(1)...........    4.20    2.53    1.96

   Expenses: ($ per Mcfe)
     Lease operations.................................. $  0.62 $  0.80 $  0.95
     Production, severance and ad valorem taxes........ $  0.27 $  0.17 $  0.11
     Gathering, transportation and other............... $  0.09 $  0.02 $    --
     General and administrative........................ $  0.25 $  0.52 $  0.58
     Depreciation, depletion and amortization.......... $  0.80 $  0.84 $  0.97

--------
(1) Includes the effect of our hedging activities.

Development, Exploration and Acquisition Capital Expenditures

  The following table presents information regarding our net costs incurred in the purchase of properties and in exploration and development activities.

                                                       Years Ended December 31,
                                                       -------------------------
                                                         2000    1999     1998
                                                       -------- ------- --------
                                                            (in thousands)
   Acquisition(1)..................................... $ 79,865 $91,424 $ 29,215
   Exploration........................................      695     824    1,802
   Development........................................   25,346   2,154    3,041
                                                       -------- ------- --------
       Total costs incurred........................... $105,906 $94,402 $ 34,058
                                                       ======== ======= ========

--------
(1) Includes $18.5 million of costs allocated to the Magellan Acquisition properties, reflected within "Acquisition of Magellan Exploration LLC, net of cash acquired" in the Company's Consolidated Statement of Cash Flows.

Drilling Activity

  The following table shows our drilling activity for the years ended December 31, 2000, 1999 and 1998. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest in these wells.

                                                    Year Ended December 31,
                                               ---------------------------------
                                                  2000        1999       1998
                                               ----------- ---------- ----------
                                               Gross  Net  Gross Net  Gross Net
                                               ----- ----- ----- ---- ----- ----
   Exploration Wells:
   Productive.................................   --     --   --    --    1  0.13
   Non-Productive.............................   --     --    5  0.90    8  0.79
                                                ---  -----  ---  ----  ---  ----
       Total..................................   --     --    5  0.90    9  0.92
                                                ===  =====  ===  ====  ===  ====
   Development Wells:
   Productive.................................   66  18.30   21  5.67   12  1.51
   Non-Productive.............................   --     --   --    --    2  1.10
                                                ---  -----  ---  ----  ---  ----
       Total..................................   66  18.30   21  5.67   14  2.61
                                                ===  =====  ===  ====  ===  ====

Productive Wells

  The following table sets forth the number of productive natural gas and oil wells in which we owned an interest as of December 31, 2000.

                                                               Total Productive
                                                                     Wells
                                                               -----------------
                                                                 Gross     Net
                                                               --------- -------
      Natural Gas.............................................       883     316
      Oil.....................................................     1,465     383
                                                               --------- -------
          Total...............................................     2,348     699
                                                               ========= =======

  Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. At December 31, 2000, we operated approximately 455 wells.

Acreage Data

  The following table presents information regarding our developed and undeveloped leasehold acreage as of December 31, 2000. Developed acreage refers to acreage within producing units and undeveloped acreage refers to acreage that has not been placed in producing units.

                                      Developed     Undeveloped
                                       Acreage        Acreage         Total
                                   --------------- ------------- ---------------
                                    Gross    Net   Gross   Net    Gross    Net
                                   ------- ------- ------ ------ ------- -------
   Texas.......................... 227,924  76,352  8,180  2,159 236,104  78,511
   Louisiana......................  79,256  22,846    205    205  79,461  23,051
   Kansas.........................  40,080  11,533  6,401  3,479  46,481  15,012
   Oklahoma.......................  20,579  13,171  6,507  6,507  27,086  19,678
   Other.......................... 164,857  60,258    560    490 165,417  60,748
                                   ------- ------- ------ ------ ------- -------
       Total...................... 532,696 184,160 21,853 12,840 554,549 197,000
                                   ======= ======= ====== ====== ======= =======

  Excluded from the acreage data are approximately 34,295 net mineral acres owned by us, primarily in La Fourche, St. Mary and Terrebonne parishes of Louisiana, all of which we believe have potential for oil and natural gas exploration.

Current Activities

  As of March 21, 2001, 15 wells (4.0 net wells) were being drilled. Three wells are in Louisiana, nine in Texas and three in Oklahoma.

Item 3. Legal Proceedings

  From time to time, we are party to various routine litigation proceedings incidental to our business. We currently are not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

  Our common stock is currently quoted on the Nasdaq National Market under the market symbol "TTEN." We held a Special Meeting of Shareholders on January 14, 2000, at which meeting our shareholders approved an Amendment to the Company's Certificate of Incorporation which effected a 1-for-3 reverse stock split of our common stock. The reverse stock split became effective on January 18, 2000. All share and share related numbers in this report have been prepared, unless otherwise indicated, based on the number of shares outstanding after the reverse split.

  The following table sets forth the high and low sales prices per share of our common stock for the periods indicated on the Nasdaq National Market. The high and low sales price amounts for periods prior to January 18, 2000, have been adjusted to reflect the 1-for-3 reverse split of our common stock effective on that date.

      Period                                                        High   Low
      ------                                                       ------ ------
      2000
      First Quarter............................................... $11.44 $ 6.38
      Second Quarter..............................................  13.50   7.00
      Third Quarter...............................................  17.25   9.63
      Fourth Quarter..............................................  19.13  13.38

      1999
      First Quarter...............................................   8.63   4.13
      Second Quarter..............................................   8.06   5.25
      Third Quarter...............................................  14.44   7.50
      Fourth Quarter..............................................  13.59   7.13

  On March 21, 2001 the last reported sales price of our common stock on the Nasdaq National Market was $17.375 per share.

  On March 21, 2001 there were 1,368 holders of record of our common stock.

  Our transfer agent is American Stock Transfer and Trust Company located at 40 Wall Street, New York, New York 10005. You may call them toll free at (800) 937-5449 to answer any questions about transferring your stock.

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

  We are obligated to pay net cash dividends in the amount of approximately $750,000 per year on our Series D Preferred Stock which may be paid, at our option, in cash or in additional shares of Series D Preferred Stock during the three years ending February 1, 2003. Our credit facility permits the payment of dividends on our Series D Preferred Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

  You should read the following discussion and analysis in conjunction with our audited consolidated financial statements. The following information contains forward-looking statements. See "Cautionary Statement About Forward Looking Statements".

 Overview

  We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. We also own significant properties in the Permian and San Juan basins and in the Mid-Continent region. Our management and technical staff have substantial experience in each of these areas. As of December 31, 2000, we had estimated total net proved reserves of 302 Bcfe, of which approximately 79% were natural gas and approximately 78% were proved developed, with an estimated PV-10 value of $1.0 billion. During December 2000, our net daily production averaged approximately 63.9 Mmcf of natural gas and 2.9 MBbls of oil or 81.3 Mmcfe.

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

  Our earnings before interest, taxes, minority interest, depletion and exploration ("EBITDAX") for the years ended December 31, 2000 and 1999, were $73.7 million and $7.6 million, respectively. For the year 2001, we have budgeted approximately $63 million for capital expenditures including $11 million budgeted for the Classic Properties. We are obligated to pay dividends of approximately $750,000 per year on the Series D Preferred Stock which we may pay in either cash or in additional shares of Series D Preferred Stock during the three years ending February 1, 2003. We are obligated to pay interest on the convertible subordinated notes of approximately $1.2 million per year.

  Our activities in 2000 have been financed through operating cash flow, together with bank borrowings and equity sales. Our primary source of financing for acquisitions has been borrowing under our credit facility, discussed below. On June 30, 2000, the Company completed a public offering of
8.05 million shares of the Company's common stock priced at $9.00 per share. The net proceeds, approximately $66.6 million, were used primarily to repay a portion of the outstanding debt under the Company's credit facility.


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

  Credit Facility. Concurrent with the acquisition of the Floyd Oil Properties, the Company entered into a $250 million credit facility (the "Facility") with Bank One, NA as agent and four other banks. On May 31, 2000 and in connection with the acquisition of the CWR Properties, the Facility was amended and restated to: (1) extend the maturity date of the Facility to May 31, 2003, (2) add an additional bank, and (3) increase the borrowing base to $125 million. On March 12, 2001, the Company's borrowing base under its Credit Facility was redetermined and set at $175 million. Additionally, two new banks were added to the bank group. The borrowing base is to be redetermined semi-annually on May 1 and November 1 and provides for interest as revised under the Facility to accrue at a rate calculated at the Company's option as either the bank's prime rate plus a low of zero to a high of 50 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 212.5 as loans outstanding increase as a percentage of the borrowing base. As of December 31, 2000, the borrowing base was set at $140 million. As of December 31, 2000, the Company was paying an average of 8.15% per annum interest on the principal balance of the Facility. The loan matures on May 31, 2003. Prior to maturity, no payments of principal are required so long as the borrowing base exceeds the loan balance. The borrowings under the Facility are secured by substantially all of the Company's oil and natural gas properties. At
December 31, 2000, the amount available to be borrowed under the credit facility was approximately $77 million.

  In connection with the Facility we are required to adhere to certain affirmative and negative covenants. The loan agreement contains a number of dividend restrictions and restrictive covenants which, among other things, require the maintenance of minimum current and interest coverage ratios.

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

  Inflation and Changes in Prices. Our revenues and the value of our oil and gas properties have been and will be affected by changes in natural gas and crude oil prices. Our ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on natural gas and crude oil prices. These prices are subject to significant seasonal and other fluctuations that are beyond our ability to control or predict. During 2000, we received an average of $25.11 per barrel of crude oil and $4.12 per Mcf of gas. Costs and expenses are affected by the level of inflation, which has had a significant effect in 2000. Should current conditions in the industry be sustained, increased competition resulting in a relative shortage of oilfield supplies and/or services, inflationary cost pressures may continue.

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

  Due to our significant property and corporate acquisitions in 2000, our late 1999 change of control and our current capitalization structure, comparisons of our historical financial position and results of operations from 2000 to 1999 can be difficult. You should read the following discussion and analysis together with our audited consolidated financial statements and the related notes for the fiscal years ended December 31, 2000 and 1999.

 2000 Compared With 1999

  Revenue. Total revenue for the year ended December 31, 2000 was $104.8 million, an increase of $82.6 million (372%) over total revenue for 1999 of $22.2 million. Oil, natural gas and plant income revenues for the 2000 period were $103.2 million compared to $20.0 million in 1999, an increase of $83.2 million (416%). Realized prices for the Company's production was $4.20/Mcfe in 2000 compared to $2.43/Mcfe in 1999, while production volumes increased to 24,598 Mmcfe in 2000 compared to 7,930 Mmcfe in 1999. Realized price increases for 2000 over 1999 were reflective of the strong commodity price environment in the industry, while being only minimally impacted by the company's hedging activities in both years ($2.1 million loss in 2000 on oil hedging, and $0.2 million loss on gas hedging in 1999). Comparability of the company's revenues and volumes were both driven by an aggressive developmental drilling program in 2000 and the acquisition of the Floyd Oil Properties in November 1999, the Magellan Properties in February 2000 and the CWR Properties in May 2000, which were all significant contributors to the year over year increases.

  Gain on Sale of Properties and Other Revenue. In 2000 vs. 1999, property divestments resulted in the recognition of gains of $0.8 million and $1.0 million, respectively. The Company continues to actively review and manage its property portfolio for divestiture of non-strategic properties. Other revenues in 2000 were $0.8 million compared to $1.0 million in 1999. Other revenue consists primarily of interest, delay rental and lease bonus income.

  Expenses. Total expenses for the year ended December 31, 2000 were $58.4 million, an increase of $31.4 million (116%) from total expenses in 1999 of $27.0 million. Comparability of total expenses was significantly impacted by the company's aggressive developmental drilling program and the acquisition of the Floyd Oil Properties in November 1999, the Magellan Properties in February 2000 and the CWR Properties in May 2000. On a per Mcfe basis, the Company's lease operating expenses decreased by 23% to $0.62 in 2000 from $0.80 in 1999. Production, severance and ad valorem tax increased by 59% to $0.27/Mcfe in 2000 from $0.17/Mcfe in 1999. Additionally, general and administrative, interest and depreciation, depletion and amortization ("DD&A") expenses all rose on a dollar basis in 2000 but decreased on a per Mcfe basis. General and administrative expense was $0.25/Mcfe in 2000 compared to $0.52/Mcfe in 1999, interest expense $0.31/Mcfe vs. $0.40/Mcfe in 1999, and DD&A $0.80/Mcfe in 2000 compared to $0.84/Mcfe in 1999.

  Income Taxes. The Company recorded a $14.4 million income tax provision during 2000 as compared to a $1.4 million income tax benefit for 1999. The results from the Company's operations generated pre-tax income of $46.1 million during 2000 vs. a pre-tax loss of $4.9 million in 1999. During 2000, the Company's effective tax rate was approximately 32%. Also, the Company became a cash taxpayer in 2000, with $8.0 million of the 2000 provision recorded as a current tax payable.

  Net Income. The Company's 2000 net income of $31.7 million is compared to the $3.4 million net loss in 1999. As discussed in the revenue and expenses paragraphs above, the Company's significant drilling and acquisition success during 2000, coupled with a very strong commodity price environment and cost containment and improved efficiencies on a per unit basis, all attributed to the current year net income result.

  Dividends to Preferred Shareholders. Dividends to preferred shareholders of $1.5 million in 2000 is a $0.9 million increase (150%) over 1999 dividends of $0.6 million. During 2000, the Company issued a new preferred stock series, Series D, in connection with the Magellan Acquisition, which accounted for $0.6 million of the increase. Additionally, during the third quarter of 2000, the Company redeemed its Series C preferred stock and recognized a non-cash charge to dividend expense of $0.5 million.

 1999 Compared With 1998

  Revenue. Total revenue for the year ended December 31, 1999 was $22.2 million, an increase of $4.5 million (25%) over total revenue for 1998 of $17.7 million. Oil, natural gas and plant income revenues for the 1999 period were $20.1 million compared to $15.0 million in 1998, an increase of $5.1 million (34%). Realized prices for the Company's production was $2.43/Mcfe in 1999 compared to $1.96/Mcfe in 1998, an increase of $0.47/Mcfe (24%), while production volumes increased to 7,930 Mmcfe in 1999 compared to 7,333 Mmcfe in 1998, an 597 Mmcfe increase (8%). Realized price increases for 1999 over 1998 were representative of a stronger commodity price environment during the period, while being only minimally impacted by the company's hedging activities in 1999 (a $0.2 million loss in 1999 on gas hedging). The company's revenues and volumes were both impacted by the acquisition of the Floyd Oil Properties in November 1999, approximately $4.5 million in revenue from the date of acquisition (November 23, 1999) to year-end, and production of 75 Mbls of oil and 1,112 Mmcf of natural gas for the same period.

  Gain on Sale of Properties and Other Revenue. In 1999 vs. 1998, property divestments resulted in the recognition of gains of $1.0 million and $1.9 million, respectively. Other revenues in 1999 were $1.0 million compared to $0.5 million in 1998. Other revenue consists primarily of interest, delay rental and lease bonus income.

  Expenses. Total expenses for the year ended December 31, 1999 were $27.0 million, an decrease of $0.1 million (0.4%) from total expenses in 1998 of $27.1 million. On a per Mcfe basis, the Company's lease operating expenses decreased by 16% to $0.80 in 1999 from $0.95 in 1998. Production, severance and ad valorem tax increased by 55% to $0.17/Mcfe in 1999 from $0.11/Mcfe in 1998. Additionally, general and administrative expense was $0.52/Mcfe in 1999 compared to $0.58/Mcfe in 1998, interest expense $0.40/Mcfe vs. $0.27/Mcfe in 1998, and DD&A $0.84 in 1999 compared to $0.97 million in 1998. Impairment expense was approximately $2.5 million, relating to impairments on fee mineral acreage, non-producing leasehold and proved oil and gas properties, principally attributable to decreasing oil prices in 1999.

  Income Taxes. The Company recorded a $1.4 million income tax benefit during 1999 as compared to a $2.8 million income tax benefit for 1998. The results from the Company's operations generated pre-tax losses of $4.9 million during 1999 and $9.4 million in 1998. During 1999 and 1998, the Company's effective tax rate was approximately 30%.

  Net Loss. The Company's 1999 net loss of $3.4 million is compared to the $6.6 million net loss in 1998. As discussed in the revenue and expenses paragraphs above, the Company's acquisition efforts during 1999, coupled with a stronger overall commodity price environment and cost containment and improved efficiencies on a per unit basis, all attributed to the current year net income result.

  Dividends to Preferred Shareholders. Dividends to preferred shareholders of $0.6 million in 1999 is a $0.5 million increase (500%) over 1998 dividends of $0.1 million. During December 1998, the Company issued Series C Preferred Stock in connection with the acquisition of the Enex Partnership (the "Enex Partnership Acquisition"), obligating the Company to pay annual dividend of approximately $0.5 million.

Item 7. Financial Statements

  The Consolidated Financial Statements that constitute this item follow the text of this report. An index to the Consolidated Financial Statements and Schedules appears in Item 13 of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 9. Directors and Executive Officers of the Registrant

  The Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required for Items 9, 10, 11 and 12 under Part III.

Item 10. Executive Compensation

  The Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required for Items 9, 10, 11 and 12 under Part III.

Item 11. Security Ownership of Certain Beneficial Owners and Management

  The Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required for Items 9, 10, 11 and 12 under Part III.

Item 12. Certain Relationships and Related Transactions

  The Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required for Items 9, 10, 11 and 12 under Part III.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. Consolidated Financial Statements: See Index to Consolidated Financial Statements on page F-1

    2. Exhibits: The following documents are filed as exhibits to this report:

  2.1  Agreement and Plan of Merger, dated December 21, 1999, by and between
       3TEC Energy Corporation, 3TM Acquisition L.L.C., Magellan Exploration,
       LLC and ECIC Corporation, EnCap Energy Capital Fund III, L.P., EnCap
       Energy Acquisition III-B, Inc., BOCP Energy Partners, L.P., and Pel-Tex
       Partners, L.L.C. (Incorporated by reference to Exhibit C to Form DEF14A, filed January 11, 2000.)

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

  3.1 Certificate of Incorporation of 3TEC Energy Corporation. (Incorporated by reference to Exhibit 3.1 of Form 8-K/A filed December 6, 1999.)

  3.2  Certificate of Amendment to the Certificate of Incorporation of 3TEC
       Energy Corporation. (Incorporated by reference to Exhibit 3.3 of Form
       10-KSB filed March 30, 2000.)

  3.3  Certificate of Merger of Middle Bay Oil Company, Inc. into 3TEC Energy
       Corporation. (Incorporated by reference to Exhibit 3.3 of Form 8-K/A filed December 16, 1999.)

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

 10.11 Letter Amendment No. 1 to Middle Bay Oil Company, Inc. Securities
       Purchase Agreement, dated November 23, 1999, by and between Middle Bay
       Oil Company, Inc. (n/k/a 3TEC Energy Corporation) and The Prudential
       Insurance Company of America (Incorporated by reference to Exhibit 10.21 to Form S-2 filed April 28, 2000 and replacing the unexecuted Exhibit
       10.17 of Form 10-QSB filed November 15, 1999.)

 10.12 Intercreditor Agreement, dated as of November 23, 1999, among Middle Bay
       Oil Company, Inc., Bank One Texas, N.A. and 3TEC Energy Company L.L.C.
       (Incorporated by reference to Exhibit 10.18 to Form S-2 filed
       April 28, 2000.)

 10.13 Intercreditor Agreement, dated as of November 23, 1999, among Middle Bay
       Oil Company, Inc., Bank One Texas, N.A. and Shoemaker Family Partners,
       LP. (Incorporated by reference to Exhibit 10.18 to Form S-2 filed
       April 28, 2000.)

 10.14 Intercreditor Agreement, dated as of November 23, 1999, among Middle Bay
       Oil Company, Inc., Bank One Texas, N.A. and Shoeinvest II, LP.
       (Incorporated by reference to Exhibit 10.20 to Form S-2 filed
       April 28, 2000.)

 10.15 Amendment to Securities Purchase Agreement, dated as of November 23,
       1999, among Middle Bay Oil Company, Inc. and 3TEC Energy Company L.L.C.
       (Incorporated by reference to Exhibit 10.22 to Form S-2 filed April 28,
       2000.)

 10.16 Amendment to Securities Purchase Agreement, dated as of November 23,
       1999, among Middle Bay Oil Company, Inc. and Shoemaker Family Partners,
       LP. (Incorporated by reference to Exhibit 10.23 to Form S-2 filed April
       28, 2000.)

 10.17 Amendment to Securities Purchase Agreement, dated as of November 23,
       1999, among Middle Bay Oil Company, Inc. and Shoeinvest II, LP.
       (Incorporated by reference to Exhibit 10.24 to Form S-2 filed
       April 28, 2000.)

 10.18 Amended and Restated 1995 Stock Option and Stock Appreciation Rights
       Plan. (Incorporated by reference to Exhibit B to Form DEF 14A filed
       May 5, 1997.)

 10.19 Amendment No. 1 to the Amended and Restated 1995 Stock Option and Stock
       Appreciation Rights Plan. (Incorporated by reference to Exhibit B to
       Form DEF 14A filed May 5, 1998.)

 10.20 1999 Stock Option Plan. (Incorporated by reference to Exhibit E to Form
       DEF 14A filed October 25, 1999.)

 10.21 2000 Stock Option Plan (Incorporated by reference to Exhibit A to Form
       DEF 14A filed on May 1, 2000.)

 10.22 Second Restated Credit Agreement among 3TEC Energy Corporation, Enex
       Resources Corporation, Middle Bay Production Company, Inc., and Magellan
       Exploration, LLC, as Borrowers, and Bank One, Texas, N.A. and the
       Institutions named therein, as Lenders, Bank One, Texas, N.A., as
       Administrative Agent, Bank of Montreal as Syndication Agent and Banc One
       Capital Markets, Inc., as Arranger, dated May 31, 2000. (Incorporated by reference to Exhibit 10.28 to Form S-2/A filed June 6, 2000.)

 10.23 First Amendment to Shareholders' Agreement by and among 3TEC Energy
       Corporation, the W/E Shareholders and the Major Shareholders, dated May
       30, 2000. (Incorporated by reference to Exhibit 10.29 to Form S-2/A filed September 6, 2000.)

 21.1  Subsidiaries of 3TEC Energy Corporation.*

 23.1  Consent of KPMG LLP, independent certified public accountants. *

 23.2  Consent of Ryder Scott Company, independent petroleum engineers. *

--------
* Filed herewith

  (b) The following reports were filed on Form 8-K during the fourth quarter of 2000:

  None.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of March 30, 2001.

                                                 3Tec Energy Corporation
                                                      (Registrant)

                                                  /s/ Floyd C. Wilson
                                          By: _________________________________
                                                      Floyd C. Wilson
                                                Chairman and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Floyd C. Wilson, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Floyd C. Wilson             Chairman and Chief           March 30, 2001
______________________________________  Executive Officer
           Floyd C. Wilson

         /s/ R.A. Walker               President, Chief Financial   March 30, 2001
______________________________________  Officer, Director
             R.A. Walker

        /s/ Steve W. Herod             Executive Vice President--   March 30, 2001
______________________________________  Corporate Development,
            Steve W. Herod              Director

       /s/ Shane M. Bayless            Vice President--             March 30, 2001
______________________________________  Controller, Principal
           Shane M. Bayless             Accounting Officer

     /s/ Gary R. Christopher           Director                     March 30, 2001
______________________________________
         Gary R. Christopher

        /s/ Larry L. Helm              Director                     March 30, 2001
______________________________________
            Larry L. Helm

       /s/ David B. Miller             Director                     March 30, 2001
______________________________________
           David B. Miller

      /s/ D. Martin Phillips           Director                     March 30, 2001
______________________________________
          D. Martin Phillips

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report............................................. F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999............. F-3
Consolidated Statements of Operations for the years ended December 31,
 2000 and 1999........................................................... F-4
Consolidated Statements of Cash Flows for the years ended December 31,
 2000 and 1999........................................................... F-5
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000 and 1999........................................ F-6
Notes to Consolidated Financial Statements............................... F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
3TEC Energy Corporation

  We have audited the accompanying consolidated balance sheet of 3TEC Energy Corporation and subsidiaries as of December 31, 2000 and December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3TEC Energy Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Houston Texas
March 16, 2001

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,  December 31,
                                                        2000          1999
                                                    ------------  ------------
                      ASSETS
Current Assets:
  Cash and cash equivalents........................ $  4,436,497  $  6,141,153
  Accounts receivable..............................   26,137,738     9,453,551
  Other............................................    5,389,848       176,226
                                                    ------------  ------------
    Total Current Assets...........................   35,964,083    15,770,930
Properties and Equipment, at cost:
  Oil and gas properties, successful efforts
   method..........................................  270,277,796   168,840,499
  Other property and equipment.....................    2,030,310     1,141,879
                                                    ------------  ------------
                                                     272,308,106   169,982,378
Accumulated depletion, depreciation and
 amortization......................................  (56,170,333)  (38,208,298)
Net Properties and Equipment.......................  216,137,773   131,774,080
                                                    ------------  ------------
Other Assets.......................................    2,662,201     1,698,496
                                                    ------------  ------------
TOTAL ASSETS....................................... $254,764,057  $149,243,506
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................. $ 10,746,140  $  5,726,569
  Accrued liabilities..............................    2,191,826     1,576,731
  Series C Preferred stock redemption payable......    2,855,521            --
  Income taxes payable.............................    4,461,928            --
  Accounts payable--Stockholder Dissenters.........           --     1,118,678
  Other current liabilities........................      467,152       347,733
                                                    ------------  ------------
    Total Current Liabilities......................   20,722,567     8,769,711
Long-Term Liabilities Bank Debt....................   63,000,000    87,500,000
Senior Subordinated convertible notes..............   13,223,844    13,223,844
Other long-term liabilities........................       58,424       257,627
Minority Interest..................................    1,393,578     1,089,044
                                                    ------------  ------------
Total Long-Term Liabilities........................   77,675,846   102,070,515
                                                    ------------  ------------
Deferred income taxes..............................    6,770,981       290,643
                                                    ------------  ------------
TOTAL LIABILITIES..................................  105,169,394   111,130,869
                                                    ------------  ------------
Commitments and Contingencies......................           --            --
STOCKHOLDERS' EQUITY
  Preferred stock, $.02 par value, 20,000,000
   shares authorized 266,667 designated Series B,
   2,300,000 shares designated Series C and 725,167
   shares designated Series D, none other
   designated......................................           --            --
  Convertible preferred stock Series B, $7.50
   stated value, 266,667 shares issued and
   outstanding. $2,000,000 aggregate liquidation
   preference......................................    3,627,000     3,627,000
  Convertible preferred stock Series C, $5.00
   stated value, -0- and 1,139,506 shares issued
   and outstanding at December 31, 2000 and
   December 31, 1999, respectively.................           --     5,198,440
  Convertible preferred stock Series D, 5% $24.00
   stated value, 621,930 shares issued and
   outstanding at December 31, 2000, $14,926,320
   aggregate liquidation preference................    7,571,553            --
  Common stock, $.02 par value, 60,000,000 shares
   authorized, 14,687,906 and 5,338,771 shares
   issued at December 31, 2000 and December 31,
   1999, respectively..............................      293,758       106,778
  Additional paid-in capital.......................  136,382,775    57,775,199
  Retained earnings (deficit)......................    2,768,417   (27,408,062)
  Treasury stock; 69,807 and 7,258 shares at
   December 31, 2000 and December 31, 1999,
   respectively....................................   (1,048,840)   (1,186,718)
                                                    ------------  ------------
    TOTAL STOCKHOLDERS' EQUITY.....................  149,594,663    38,112,637
                                                    ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $254,764,057  $149,243,506
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended
                                                     -------------------------
                                                     December 31,   December
                                                         2000       31, 1999
                                                     ------------  -----------
REVENUES:
  Oil, natural gas and plant income................  $103,210,199  $20,087,682
  Gain on sale of properties.......................       800,338    1,047,860
  Other............................................       812,616    1,020,456
                                                     ------------  -----------
    TOTAL REVENUES.................................  $104,823,153  $22,155,998
                                                     ------------  -----------
EXPENSES:
  Production --
    Lease operations...............................  $ 15,326,014  $ 6,315,063
    Production, severance and ad valorem tax.......     6,691,508    1,337,273
    Gathering, transportation and other............     2,223,396      135,932
  Geological and geophysical.......................       666,089      472,697
  Dry hole and impairments.........................        29,261    3,102,760
  General and administrative.......................     6,141,297    4,122,135
  Stock compensation...............................            --      729,938
  Severance payments...............................            --      624,420
  Compensation plan payments.......................            --      292,527
  Interest.........................................     7,555,529    3,204,768
  Depreciation, depletion and amortization.........    19,779,218    6,690,961
                                                     ------------  -----------
    TOTAL EXPENSES.................................  $ 58,412,312  $27,028,474
                                                     ------------  -----------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
 INTEREST AND DIVIDENDS TO PREFERRED STOCKHOLDERS..    46,410,841   (4,872,476)
Minority Interest..................................      (304,534)      (2,323)
Income Tax (Provision) benefit.....................   (14,442,267)   1,442,524
                                                     ------------  -----------
NET INCOME (LOSS)..................................    31,664,040   (3,432,275)
Dividends to preferred stockholders................     1,487,561      574,080
                                                     ------------  -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS......................................  $ 30,176,479  $(4,006,355)
                                                     ============  ===========
EARNINGS (LOSS PER COMMON SHARE:
  Basic............................................  $       2.91  $     (1.14)
                                                     ============  ===========
  Diluted..........................................  $       2.28  $     (1.14)
                                                     ============  ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic............................................    10,382,836    3,519,532
                                                     ============  ===========
  Diluted..........................................    13,894,961    3,519,532
                                                     ============  ===========

          See accompanying notes to consolidated financial statements.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended
                                                       ------------------------
                                                        December     December
                                                          2000         1999
                                                       -----------  -----------
OPERATING ACTIVITIES
Net income (loss)....................................   31,664,040   (3,432,275)
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation, depletion and amortization............   18,712,937    6,690,961
 Amortization of debt issue costs and other..........    1,066,281      377,885
 Dry hole and impairments............................       29,261    3,102,760
 Stock compensation expense..........................           --      729,938
 Gain on sale of properties..........................     (800,338)  (1,047,860)
 Deferred income taxes...............................    6,480,338   (1,442,524)
 Minority interest...................................      304,534        2,323
 Changes in operating assets and liabilities:
 Accounts receivable and other current assets........  (21,706,674)  (5,852,041)
 Account payable and accrued liabilities.............   (8,717,435)   2,272,159
                                                       -----------  -----------
CASH PROVIDED BY OPERATING ACTIVITIES................   44,467,804    1,401,326
INVESTING ACTIVITIES
 Payment for acquisition of assets managed by Floyd
  Oil Company........................................           --  (82,829,903)
 Proceeds from sales of oil and gas properties.......    5,840,574    6,230,420
 Proceeds from sales of other assets.................           --       13,363
 Acquisition of Magellan Exploration LLC, net of cash
  acquired...........................................     (417,789)          --
 Acquisition of oil and gas properties...............  (64,611,740)          --
 Development of oil and gas properties...............  (24,091,364)  (3,449,083)
 Additions of other assets...........................   (1,326,216)    (509,773)
 Payments from (advances to) stockholder.............           --      173,115
                                                       -----------  -----------
CASH USED BY INVESTING ACTIVITIES....................  (83,770,957) (80,371,861)
FINANCING ACTIVITIES
 Proceeds from long-term debt........................   66,100,000   91,036,000
 Proceeds from issuance of senior subordinated
  convertible notes..................................           --   13,223,844
 Proceeds from issuance of common stock..............   68,103,000   12,465,891
 Proceeds from exercise of stock options and
  warrants...........................................      704,893           --
 Payments on long-term debt..........................  (90,600,000)  30,990,568
 Preferred stock dividends...........................   (1,369,465)    (245,029)
 Treasury stock purchase--Alabama dissenters.........     (980,800)          --
 Redemption of Preferred Series C....................   (1,432,540)          --
 Debt, common stock and preferred stock issue and
  registration costs.................................   (2,926,591)  (1,418,246)
                                                       -----------  -----------
CASH PROVIDED BY FINANCING ACTIVITIES................   37,598,497   84,071,592
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....   (1,704,656)   5,101,057
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......    6,141,153    1,040,096
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............  $ 4,436,497  $ 6,141,153
                                                       ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest............................................  $ 7,539,124  $ 3,269,354
 Income Taxes........................................    3,500,000           --
Non-cash investing and financing activities:
 Common stock and warrants issued in acquisition of
  Magellan Exploration LLC...........................   10,572,935           --
 Preferred stock Series D issued in acquisition of
  Magellan Exploration LLC...........................    7,453,457           --
 Preferred Stock Series C conversions to common
  stock..............................................      362,480           --
 Preferred dividends incurred but not paid...........           --      329,051
 Common stock issued for acquisition of oil and gas
  properties from W/E LLC............................           --      875,000
 Common stock repurchase contingency accrual--Alabama
  dissenters.........................................      137,878    1,118,678
 Common stock issued in asset acquisition from Floyd
  Oil Company........................................           --    6,992,587
 Conversion of Preferred Series C into Common Stock..      910,379           --
 Preferred dividends paid in-kind....................      118,096           --
 Liability for redemption of Preferred Stock Series
  C..................................................    2,855,521           --

          See accompanying notes to consolidated financial statements.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

                                        Preferred Stock
                  --------------------------------------------------------------
                       Series B             Series C               Series D         Common Stock
                  ------------------ -----------------------  ------------------ --------------------    Paid-in     Accumulated
                  Shares     Par       Shares        Par      Shares     Par       Shares      Par       Capital       Deficit
                  ------- ---------- ----------  -----------  ------- ---------- ----------  --------  ------------  ------------
Balance January
1, 1999.........  266,667  3,627,000  1,142,663    5,281,937       --         --  2,850,655    57,016    37,061,627   (23,401,707)
Preferred Series
C registration
costs...........                                     (67,711)
Common stock and
warrants issued
to W/E Energy
Company LLC.....                                                                  1,585,185    31,703    10,668,297
Common stock and
warrants issued
to related
party...........                                                                     22,222       444       149,556
Common stock and
warrants issued
to the
Prudential
Insurance Co. of
America.........                                                                    351,680     7,034     2,366,810
Common stock
issued in asset
acquisition from
Floyd Oil
Company.........                                                                    503,426    10,069     6,982,518
Stockholder
dissenters
repurchase
contingency.....
Common stock
regisgtration
costs...........                                                                                           (365,571)
Preferred Series
C conversions...                        (13,157)     (65,786)                         4,103        82        65,704
Preferred Series
C issued as
consulting fee..                         10,000       50,000
Employee stock
option plan
expense.........                                                                                            729,938
Employee stock
option
exercises.......                                                                     21,500       430       116,320
Net Loss........                                                                                                       (3,432,275)
Preferred stock
dividends.......                                                                                                         (574,080)
                  ------- ---------- ----------  -----------  ------- ---------- ----------  --------  ------------  ------------
Balance December
31, 1999........  266,667 $3,627,000  1,139,506  $ 5,198,440       --         --  5,338,771  $106,778  $ 57,775,199  $(27,408,062)
                  ======= ========== ==========  ===========  ======= ========== ==========  ========  ============  ============
Common stock
ussued in merger
with Magellan
Exploration
LLC.............                                                                  1,085,934    21,718    10,251,217
Warrants issued
in merger with
Magellan
Exploration
LLC.............                                                                                            300,000
Preferred Series
D issued in
merger with
Magellan
Exploration
LLC.............                                              617,009  7,453,457
Stockholder
dissenters
repurchase
contingency
adjustment......                                                                                                               --
Preferred Series
C conversions...                        (72,496)    (362,480)                        63,465     1,268       361,212
Common stock
issued..........                                                                  8,050,000   161,000    67,942,000
Common stock
offering and
registration
costs...........                                                                                         (1,496,651)
Preferred Series
C redemption....                     (1,067,010)  (4,835,960)                        36,527       729       547,170
Reverse split
fractional
shares..........                                                                       (314)       (6)
Employee stock
option
exercises.......                                                                     95,190     1,904       647,990
Warrant
exercises.......                                                                     18,333       367        54,632
Net Income......                                                                                                       31,664,040
Preferred stock
dividends.......                                                4,921    118,096                                       (1,487,561)
                  ------- ---------- ----------  -----------  ------- ---------- ----------  --------  ------------  ------------
Balance December
31, 2000........  266,667 $3,627,000         --  $        --  621,930 $7,571,553 14,687,906  $293,758  $136,382,775     2,768,417
                  ======= ========== ==========  ===========  ======= ========== ==========  ========  ============  ============
                   Treasury
                     Stock
                  ------------ Stockholders'
                      Par         Equity
                  ------------ --------------
Balance January
1, 1999.........      (68,040)   22,557,833
Preferred Series
C registration
costs...........                    (67,711)
Common stock and
warrants issued
to W/E Energy
Company LLC.....                 10,700,000
Common stock and
warrants issued
to related
party...........                    150,000
Common stock and
warrants issued
to the
Prudential
Insurance Co. of
America.........                  2,373,844
Common stock
issued in asset
acquisition from
Floyd Oil
Company.........                  6,992,587
Stockholder
dissenters
repurchase
contingency.....   (1,118,678)   (1,118,678)
Common stock
regisgtration
costs...........                   (365,571)
Preferred Series
C conversions...                         --
Preferred Series
C issued as
consulting fee..                     50,000
Employee stock
option plan
expense.........                    729,938
Employee stock
option
exercises.......                    116,750
Net Loss........                 (3,432,275)
Preferred stock
dividends.......                   (574,080)
                  ------------ --------------
Balance December
31, 1999........  $(1,186,718) $ 38,112,637
                  ============ ==============
Common stock
ussued in merger
with Magellan
Exploration
LLC.............                 10,272,935
Warrants issued
in merger with
Magellan
Exploration
LLC.............                    300,000
Preferred Series
D issued in
merger with
Magellan
Exploration
LLC.............                  7,453,457
Stockholder
dissenters
repurchase
contingency
adjustment......      137,878       137,878
Preferred Series
C conversions...                         --
Common stock
issued..........                 68,103,000
Common stock
offering and
registration
costs...........                 (1,496,651)
Preferred Series
C redemption....                 (4,288,061)
Reverse split
fractional
shares..........                         --
Employee stock
option
exercises.......                    649,894
Warrant
exercises.......                     54,999
Net Income......                 31,664,040
Preferred stock
dividends.......                 (1,369,465)
                  ------------ --------------
Balance December
31, 2000........   (1,048,840)  149,594,663
                  ============ ==============

          See accompanying notes to consolidated financial statements

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2000 and 1999

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  3TEC Energy Corporation, (formerly Middle Bay Oil Company, Inc.), was incorporated under the laws of the state of Alabama on November 20, 1992. The Company was reincorporated in Delaware on December 7, 1999 and changed its name to 3TEC Energy Corporation. The reincorporation and name change were part of a series of transactions related to a securities purchase agreement that closed on August 27, 1999 between the Company and W/E Energy Company, LLC ("W/E LLC"), formerly known as 3TEC Energy Company, LLC, whereby the Company received $21.4 million in cash and oil and natural gas properties for the sale of common stock, warrants and debt securities (See Note 3).

  3TEC Energy Corporation and its subsidiaries (the "Company") are engaged in the acquisition, development, production and exploration of oil and natural gas in the contiguous United States. The Company considers its business to be a single operating segment. Effective November 23, 1999, the Company acquired oil and natural gas properties and interests managed by Floyd Oil Company ("Floyd Oil Company") from a group of private sellers. Effective February 3, 2000, the company acquired oil and natural gas properties through a merger with Magellan Exploration, LLC. Effective May 31, 2000, the Company acquired oil and natural gas properties from C.W. Resources, Inc. (the "CWR Properties"). Effective November 15, 2000, the Company acquired oil and natural gas properties from H.G. Westerman (the "HGW Properties") and a group of private sellers.

 Significant Accounting Policies

  The Company's accounting policies reflect industry standards and conform to generally accepted accounting principles. The more significant of such policies are described below.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and Enex Resources Corporation ("Enex") an 80% owned subsidiary. The equity of the minority interests in Enex is shown in the consolidated financial statements as "minority interest". All significant intercompany balances and transactions have been eliminated in consolidation.

 Reclassifications

  Certain prior-year amounts have been reclassified to conform with current year presentation.

 Consolidated Statements of Cash Flows

  For the purpose of cash flows, the Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. Significant transactions may occur which do not directly affect cash balances and as such will not be disclosed in the Consolidated Statements of Cash Flows. Certain of such non-cash transactions are disclosed in the Consolidated Statements of Shareholders' Equity relating to shares issued as compensation, and shares issued for stock and debt of an acquired company.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999


 Oil and Gas Properties

  The Company follows the successful efforts method of accounting for oil and natural gas properties, and accordingly, capitalizes all direct costs incurred in connection with the acquisition, drilling and development of productive oil and natural gas properties. Costs associated with unsuccessful exploration are charged to expense currently. Geological and geophysical costs and costs of carrying and retaining unevaluated properties are charged to expense. Depreciation, depletion and amortization of capitalized costs are computed separately for each field based on the unit-of-production method using only proved oil and natural gas reserves. In arriving at such rates, commercially recoverable reserves have been estimated by independent petroleum engineering firms. The Company reviews its undeveloped properties continually and charges them to expense on a property-by-property basis when it is determined that they have been condemned by dry holes, or have otherwise diminished in value. The Company recorded no impairments on its undeveloped properties, principally fee minerals and non-producing leasehold costs, for the year ended December 31, 2000 and $1.5 million during 1999. Gains and losses are recorded on sales of interests in proved properties and on sales of entire interests in unproved properties. For the years ended December 31, 2000 and 1999, the Company realized gains on sales of properties of $0.8 million and $1.0 million, respectively.

  Proved oil and natural gas reserves are the estimated quantities of oil, natural gas and natural gas liquids which are expected to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if economic productability is supported by either actual production or conclusive formation tests.

  The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. This review consists of a comparison of the carrying value of the asset to the asset's expected future undiscounted cash flows. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows, assuming escalated prices, are less than the carrying value of the asset, an impairment exists and is measured as the excess of the carrying value over the estimated fair value of the asset. The Company estimates discounted future net cash flows to determine fair value. Any impairment provisions recognized are permanent and may not be restored in the future. For the years ended December 31, 2000 and 1999, the Company's proved properties were assessed for impairment on an individual field basis and the Company recorded impairment provisions on certain producing properties of $-0- and $1.0 million, respectively.

 Revenue Recognition of Production Imbalances

  Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes revenues based on the amount of oil and natural gas sold to purchasers on its behalf not withstanding its ownership percentage. At December 31, 2000 and 1999, the Company's net imbalance position was immaterial.

 Hedging

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999

Effective Date of FASB Statement No. 133. In June 2000, the FASB issued SFAS 138, Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133 effective January 1, 2001. Based upon the historical volatility of oil and gas commodity prices, the Company expects that SFAS 133 could increase volatility in the Company's earnings and other comprehensive income for periods where hedging activities are present.

  SFAS 133, in part, allows hedge accounting. SFAS 133 provides that the effective portion of the gain or loss on a loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

  As of December 31, 2000, the Company has not entered into any derivative financial instruments or derivative commodity instruments.

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

  For the year ended December 31, 1999, the Company had a weighted average of 1,149,476 combined stock options, warrants and convertible preferred stock and notes outstanding, respectively, which were not included in the computation of diluted loss per share, because the effect of the assumed exercise of these stock options, warrants and convertible securities would have an antidilutive effect on the computation of diluted loss per share. At December 31, 2000, the Company had a weighted average of 3,789,456, combined stock options, warrants and convertible preferred stock and notes outstanding, respectively. The weighted average shares for 2000, excluding 277,331 of Preferred C shares, were included in the computation of diluted earnings per share for the year ending December 31, 2000.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999

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

 Concentrations of Credit Risk

  Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash investments with high credit qualified financial institutions. Risk with respect to receivables is concentrated primarily in the current production revenue receivable from multiple oil and natural gas purchasers, and is typical in the industry. No single customer accounted for greater than 10% of the Company's total oil and natural gas sales for the years ended
December 31, 2000 and 1999.

 Use of Estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999


(2) ACQUISITIONS

  On May 31, 2000, we completed the acquisition of the CWR Properties located in East Texas for cash consideration of approximately $51.7 million. The effective date of the acquisition was January 1, 2000, and the operations are included in the Company's consolidated financial statements beginning June 1, 2000. The CWR Properties acquisition was financed under our existing credit facility, which we amended prior to closing the acquisition. The total purchase price was allocated principally to oil and natural gas properties using the purchase method of accounting.

  On February 3, 2000, we completed the acquisition of Magellan Exploration LLC (the "Magellan Acquisition"), from certain affiliates of EnCap Investments L.L.C., a Delaware limited liability company and an investor in W/E LLC ("EnCap Investments"), and other third parties for consideration consisting of
(a) 1,085,934 shares of common stock, (b) four year warrants to purchase up to 333,333 shares of common stock at $30.00 per share, (c) 617,009 shares of 5% Series D Convertible Preferred Stock with a redemption value of $24.00 per share and (d) the assignment of a performance based "back-in" working interest of 5% of Magellan's interest in 12 exploration prospects. The total purchase price of approximately $19 million was allocated principally to proved undeveloped oil and natural gas properties using the purchase method of accounting.

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

  The following pro forma data presents the results of the Company for the year ended December 31, 1999, as if the Floyd Oil Acquisition and the CWR Acquisition had occurred on January 1, 1999, and the results of the Company for the year ended December 31, 2000 as if the CWR Acquisition had occurred on January 1, 2000. The pro forma data assumes the acquisition of the respective properties and the debt and equity financing transactions related to these acquisitions. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The pro forma financial data does not include the financial information for Magellan, which is not significant with respect to the operations of the Company for the period presented (in thousands, except per share amounts):

                                               Pro Forma         Pro Forma
                                              Year Ended        Year Ended
                                           December 31, 2000 December 31, 1999
                                           ----------------- -----------------
                                              (unaudited)       (unaudited)
      Total revenues......................     $109,714           $66,167
      Net income attributable to common
       stockholders.......................       32,552             5,667
      Net income per basic share
       attributable to common
       stockholders.......................         3.14              0.45

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999

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

  The controlling person of W/E LLC is EnCap Investments L.L.C., a Delaware limited liability company ("EnCap Investments"). The sole member of EnCap Investments is El Paso Field Services Company, a Delaware corporation ("El Paso Field Services"). The controlling person of El Paso Field Services is El Paso Corporation, a Delaware corporation. The Company received $9.8 million in cash and properties valued at $875,000 for 1,585,185 shares of common stock and 1,200,000 warrants (the "Warrants") and $10.7 million for a 5-year senior subordinated convertible note with a face value of $10.7 million (See Note 6).

  W/E LLC's ownership at December 31, 2000 is approximately 11% of the current outstanding shares of common stock.

(4) RELATED PARTY TRANSACTIONS

  David B. Miller and D. Martin Phillips, directors of the Company, are managing directors of EnCap Investments, which is the controlling person of W/E, LLC which owns approximately 11% of the common stock of the Company, excluding shares attributable to the warrants and convertible notes, as of December 31, 2000. Floyd C. Wilson, Chairman and Chief Executive Officer of the Company, is also a member of W/E LLC. Gary R. Christopher, a shareholder and director of the Company, is employed by Kaiser-Francis Oil Co., which owns approximately 8% of the common stock of the Company as of December 31, 2000.

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

(5) LONG-TERM DEBT

  Long-term debt at December 31, 2000 and 1999, consisted of the following (in thousands):

                                                                 2000    1999
                                                                ------- -------
      $250 million Credit Facility............................. $63,000 $87,500
      Less current maturities..................................      --      --
                                                                ------- -------
      Long-term debt excluding current maturities.............. $63,000 $87,500
                                                                ======= =======

  Concurrent with the Floyd Oil Acquisition, the Company entered into a $250 million credit facility (the "Facility") with Bank One, NA as agent and four other banks. On May 31, 2000 and in connection with the CWR Acquisition, the Facility was amended and restated to: (1) extend the maturity date of the Facility to May 31, 2003, (2) add an additional bank, and (3) increase the borrowing base to $125 million. As of December 31, 2000, the borrowing base was set at $140 million. The borrowing base is to be redetermined semi-annually on May 1 and November 1 and provides for interest as revised under the Facility to accrue at a rate calculated at the Company's option as either the bank's prime rate plus a low of zero to a high of 50 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 212.5 as loans outstanding increase as a percentage of the borrowing base. As of December 31, 2000, the Company was paying an average of 8.15% per annum interest on the principal balance of the Facility. The loan matures on May 31, 2003. Prior to maturity, no payments of principal are required so long as the borrowing base exceeds the loan balance. The borrowings under the Facility are secured by substantially all of the Company's oil and natural gas properties.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999


  The Facility is governed by various financial and other covenants, including requirements to maintain a current ratio of one to (1:1), and an interest rate coverage ratio. Additionally, limitations on asset dispositions, declaration and payment of cash dividends and the entering into hedge transactions without the bank's consent are included. Aggregate amounts of expected required repayments of long term debt at December 31, 2000 are as follows (in thousands):

      2001.............................................................. $    --
      2002..............................................................      --
      2003..............................................................  63,000
      Thereafter........................................................      --
                                                                         -------
          Total......................................................... $63,000
                                                                         =======

  On March 12, 2001, the Company's borrowing base under its Credit Facility was redetermined and set at $175 million. Additionally, two new banks were added to the bank group.

(6) SENIOR SUBORDINATED CONVERTIBLE NOTES

  On August 27, 1999, senior subordinated convertible promissory notes (the "Senior Subordinated Notes") were sold to W/E LLC and affiliates of Alvin V. Shoemaker ("Shoemaker"), a former director and significant shareholder, for $10.7 million and $150,000, respectively. On October 19, 1999, $2.4 million of Senior Subordinated Notes were sold to The Prudential Insurance Company of America ("Prudential"). The Senior Subordinated Notes bear interest at an annual rate of 9%. Interest is payable beginning on December 31, 1999, every March 31, June 30, September 30 and December 31, until maturity on August 27, 2004. The Company may defer payment of fifty percent (50%) of the first eight quarterly interest payments. The Senior Subordinated Notes may be prepaid, without premium or penalty, in whole or in part, at any time after August 27, 2001. The holders of the Senior Subordinated Notes may convert all or any portion of outstanding principal and accrued interest at any time into shares of Company common stock at a conversion price of $9.00 per common share, a total of 1,469,316 common shares. The conversion price may be adjusted from time to time based on the occurrence of certain events. In the event of a change in control, the entire outstanding principal balance and all accrued but unpaid interest is immediately due and payable.

  The Senior Subordinated Notes rank senior in right of payment to all Company notes and indebtedness other than the Facility.

(7) INCOME TAXES

  The components of income tax expense (benefit) for the years ended December 31, 2000 and 1999 consisted of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
      Current.................................................. $ 7,962 $    --
      Deferred.................................................   6,480  (1,443)
                                                                ------- -------
      Total.................................................... $14,442 $(1,443)
                                                                ======= =======

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999


  The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows (in thousands):

                                                               December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
      Income tax provision (benefit) at statutory rate....... $16,137  $(1,656)
      State income taxes, net of federal benefit.............   1,364       --
      Decrease in valuation allowance........................  (2,523)    (151)
      Increase due to non-deductible stock compensation......      --      248
      Utilization of Sec. 29 tax credits.....................    (400)      --
      Other..................................................    (136)     116
                                                              -------  -------
      Total.................................................. $14,442  $(1,443)
                                                              =======  =======

  The Company's net deferred tax liability at December 31, 2000 and 1999 is as follows (in thousands):

                                                                2000     1999
                                                               -------  -------
      Deferred tax liability
        Oil and natural gas properties........................ $ 9,547  $ 1,428
                                                               -------  -------
      Deferred tax asset
        NOL carryforward......................................  (5,812)  (6,643)
        AMT tax credit carryforward...........................     (36)     (36)
        Other.................................................    (495)    (547)
                                                               -------  -------
                                                                (6,343)  (7,226)
        Valuation allowance...................................   3,566    6,089
                                                               -------  -------
      Net deferred tax liability.............................. $ 6,770  $   291
                                                               =======  =======

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible and the Section 382 limitation discussed below, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000 and 1999. The net change in the total valuation allowance for the year ended December 31, 2000 was approximately $2.5 million and the amount remaining at December 31, 2000 is $3.6 million.

  The Enex Acquisition caused an ownership change pursuant to Section 382 in March 1998. As a result of this ownership change, the Company's use of its net operating loss carryforwards subsequent to that date will be limited. The Floyd Oil Acquisition in November 1999 also caused an ownership change pursuant to Section 382. As a result of these changes, the Company's use of its net operating loss carryforwards subsequent to that date will be limited. In February 2000, Enex had an ownership change pursuant to Section 382 with respect to its net operating losses.

  As of December 31, 2000, the Company had net operating loss carryforwards of approximately $16.6 million, expiring beginning in 2009 through 2019.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999


(8) RETIREMENT PLAN AND EMPLOYEE INCENTIVE PLAN

  All of the employees of the Company are eligible to participate in a defined contribution plan that provides for maximum employee contributions of 15% of total wages paid to employees for the year and Company contributions. Company contributions made to the plan for the year ending December 31, 2000 was $135,225. There was no contribution made to the plan during 1999.

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

(9) STOCK OPTION PLANS

  The Company's stock option plans authorize the granting of options to key employees and non-employee directors at prices equivalent to the market value at the date of grant. Options generally become exercisable in the following manner: 50% upon the date of grant with the remaining 50% exercisable in three annual installments commencing one year after the date grant and, if not exercised, expire 10 years from the date of grant. The Company accounts for employee stock-based compensation using the intrinsic value method and since the exercise price of the options granted is equal to the quoted market price of the Company's stock at the grant date, no compensation costs have been recognized for its stock option plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant date for stock options granted for the year ending December 31, 1999, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts listed below (in thousands, except per share amounts):

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
      Net Income (Loss)
        As Reported..................................   $30,176      $(4,006)
        Pro Forma....................................   $21,889      $(4,110)
      Net Income (Loss) per common share, diluted
        As Reported..................................   $  2.28      $ (1.14)
        Pro Forma....................................   $  1.58      $ (1.17)

  The fair value of grants was estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used in 2000 and 1999, respectively: risk free interest rates of 6.48% and 4.78%, expected volatility of 72% and 77%, no dividend yield, and an expected life of the option of 3 years in 2000 and 1999. The weighted average fair value of stock options granted in 2000 and 1999 was $5.72 and $2.40 per share, respectively.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999


  A summary of the status of the Company's plans as of December 31, 2000 and 1999, and changes during the years ended on those dates is presented below:

                                                              Average Exercise
                                                    Shares    Price Per Share
                                                   ---------  ----------------
   Options and warrants outstanding at January 1,
    1999..........................................   303,722       $16.71
     Granted in 1999..............................    66,667       $ 4.50
     Exercised in 1999............................   (21,500)      $ 5.43
     Forfeited in 1999............................   (12,967)      $17.40
                                                   ---------       ------
   Options and warrants outstanding at December
    31, 1999......................................   335,922       $15.00
     Granted in 2000(1)........................... 2,898,500       $11.07
     Exercised in 2000............................   (95,190)      $ 6.83
     Forfeited in 2000............................  (248,160)      $16.39
                                                   ---------       ------
   Options and warrants outstanding at December
    31, 2000...................................... 2,891,072       $11.15
   Options and warrants outstanding at December
    31, 1999......................................   335,922       $15.00

   Options and warrants exercisable at December
    31, 2000...................................... 1,442,995        11.16
   Options and warrants exercisable at December
    31, 1999......................................   335,922        15.00
   Options available for grant at December 31,
    2000..........................................   275,298
   Options available for grant at December 31,
    1999..........................................   657,300

--------
(1) Includes 300,000 options granted under the Company's 2001 Stock Option Plan. The Company's Board of Directors has approved both the option grant and the 2001 Plan. The plan will be submitted for shareholder approval at the Company's annual meeting.

  At December 31, 2000, the range of exercise prices and weighted average remaining contractual life of options outstanding was $4.50 to $15.19 and 9.47 years, respectively.

  On August 24, 1999, the Company amended the 1995 Plan due to the change in control that resulted from the Agreement (See Note 3). The 1995 Plan was amended to extend the exercise date for all options issued prior to July 1, 1999 to one year from the following dates: (1) the termination date of employees if the termination date is without cause and occurred during the six-month period commencing with the closing of the Agreement; (2) the date of termination for employees terminated for "Good Reason" as defined in such employee's employment agreement; and (3) the date of resignation of a holder who is also a director who resigns at closing of the Agreement.

  The extension of the exercise period of the employee stock options resulted in a new measurement date and compensation expense, equal to the intrinsic value of all of the outstanding options, of approximately $730,000, was recognized as stock compensation during the year ended December 31, 1999.

  Options to acquire 75,000 shares of the Company common stock at an exercise price of $16.50 were granted outside of the 1995 Plan on February 13, 1997 to certain officers of the Company. Warrants to acquire 25,000 shares of the Company common stock at an exercise price of $15.00 were granted outside of the 1995 Plan on September 15, 1998 to a consultant and were forfeited in 2000. Both grants are included in the table above.

  New warrants to purchase 1,216,822 shares and 266,226 shares of common stock at $3.00 per share were issued on August 27, 1999 and October 19, 1999, respectively, and warrants to purchase 333,333 shares of common stock at $30.00 per share were issued on February 3, 2000, are excluded from the table above because the warrants were issued in conjunction with the sales of stock and are not stock-based compensation.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999


(10) STOCKHOLDERS' EQUITY

 Preferred Stock--Series B

  In connection with the merger of Shore Oil Company, effective June 30, 1997, the Company issued 266,667 shares of Series B Preferred Stock ("Series B"). The Series B is nonvoting and pays no dividends. The Series B has a liquidation value of $7.50 per share. Until December 31, 2002, any holder of the Series B may convert all or any portion of Series B shares into Company Common Stock ("Common") at the greater ratio of (i) three shares of Series B for one share of Common or (ii) at a ratio based upon the "Alternative Conversion Factor." The Alternative Conversion Factor is determined by dividing the net increase in value of approximately 40,000 net mineral acres owned by the Company in South Louisiana by $8,000,000 and multiplying the product by 355,333 to arrive at the potential number of total Common shares all holders would receive upon conversion. In no event shall the aggregate total number of shares of Common into which the Series B are converted be less than 88,889 shares or exceed 444,444 shares, unless further increased for any anti-dilution provisions. Upon expiration of the conversion period, unless the Company has given notice to redeem the Series B, all of the shares of the Series B shall be automatically converted.

  At December 31, 2000, the value of the fee minerals had increased to a level that resulted in the Series B shares being convertible into an additional 42,426 common shares applying the Alternative Conversion Factor. At December 31, 2000, none of the Series B had been converted.

 Preferred Stock--Series C

  On August 31, 2000, the Company sent notices to the holders of its Series C Preferred Stock (the "Series C") advising that the Series C would be redeemed on September 30, 2000. The Series C had a redemption price of $5.00 per share and the holders had the right to convert their Series C shares into Company common stock at a ratio of one share of common for three shares of Series C prior to September 30, 2000. A total of 2,101,827 shares of the Series C were outstanding on September 30, 2000 with 1,293,521 (62%) held by the Company's 80% owned subsidiary, Enex Resources Corporation. 109,580 Series C shares were converted to 36,527 shares of common stock and approximately 1,992,247 Series C shares were redeemed. On a consolidated basis, the Company's liability for the Series C redemption was approximately $4.8 million. At December 31, 2000, $2.9 million remained to be funded. As a result of the Series C redemption, the Company recognized a charge to dividend expense of $498,706.

 Preferred Stock--Series D

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

 Common Stock

  On June 30, 2000, the Company completed its public offering of 8.05 million shares of the Company's common stock (prices at $9.00 per share). The net proceeds, approximately $66.6 million, were used primarily to repay a portion of the outstanding debt under the amended Credit Facility.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999


  On January 14, 2000, the Company's stockholders voted to affect a one-for-three reverse split of the Company's common stock for the stockholders of record on December 9, 1999. The reverse stock split resulted in a decrease of 10,677,542 in the number of shares issued at December 31, 1999, 14,515 of which are held in treasury. The par value of these shares was transferred to additional paid-in capital. All common share and earnings per common share amounts have been retroactively restated in the accompanying consolidated financial statements to reflect the reverse stock split.

  On August 27, 1999, the Company sold to W/E LLC 1,585,185 shares of common stock and five-year warrants to purchase 1,200,000 shares of common stock for $9.8 million in cash and oil and natural gas properties valued at $875,000. On the same date, the Company sold 22,222 shares of common stock and five-year warrants to purchase 16,822 shares of common stock to Shoemaker for $150,000 (See Notes 3 and 6).

  On October 19, 1999, the Company closed a private placement of securities to Prudential. The economic terms and conditions of the private placement are similar to those of the securities purchase agreement with W/E LLC and Shoemaker entered into on July 1, 1999. The private placement consisted of the sale of 351,681 shares of common stock and five-year warrants to purchase 266,226 shares at $3.00 per share of common stock for $2.4 million and a five-year senior subordinated convertible note for $2.4 million (See Note 6).

  The warrants issued to W/E LLC, Shoemaker and Prudential are exercisable for $3.00 per share and expire five years from the issue date. Sixty percent of the warrants were immediately exercisable, in whole or in part at any time until the expiration date. An additional 10% of the warrants may be exercised at each anniversary of the grant date until expiration. At December 31, 2000, 1,025,296 warrants were exercisable. On the occurrence of either a change of control, payment in full of the Senior Notes or conversion of the entire principal balance of the Senior Subordinated Notes, all of the warrants become immediately exercisable. If less than the entire principal balance of the Senior Subordinated Notes are converted, a pro-rata portion of the warrants will be convertible based on the portion of the Senior Subordinated Notes that are converted.

(11) COMMITMENTS AND CONTINGENCIES

  On November 18, 1999, the Company's shareholders approved a reincorporation of the Company from Alabama to Delaware (See Note 1). The Alabama Code has a shareholder dissent provision that allows a shareholder to dissent from the reincorporation and demand cash payment equal to the fair value of the common stock owned at the date of the reincorporation. Before the November 18 meeting, the Company received shareholder dissents representing ownership of 99,438 shares of common stock. Over the period December 15, 1999 to January 25, 2000, the Company received formal demands for payment from the dissenting shareholders (the "dissenters"). At December 31, the Company had accrued the estimated cash payment to the dissenters of approximately $1.1 million. The Company made an offer to the dissenters on March 14, 2000 and the dissenters made a counteroffer in late March. One May 26, 2000, the Company agreed to a settlement with the dissenters for them to surrender 62,549 shares of common stock for a total of $980,800, including interest. The settlement closed on June 30, 2000 and the shares are held by the Company as treasury stock. A shareholder holding 36,889 shares of common stock agreed to withdraw his dissent.

 Commitments and Contingencies

  The Company has commitments for operating leases (primarily for office space) in Houston, Texas. Rental expense for office space was $390,452 in 2000 and $267,337 in 1999. Future minimum lease expenses at December 31, 2000 are $489,545 in 2001; $509,226 in 2002; $502,888 in 2003; $499,094 in 2004;
$83,056 in 2005; and $-0- in years thereafter.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999


  The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

(12) FINANCIAL INSTRUMENTS

  In February 2000, the Company entered into fixed swap agreements covering 2,000 barrels of oil per day for the period March through October 2000 at a weighted average NYMEX West Texas Intermediate price of $25.96 per barrel. During the year ended December 31, 2000, the Company's oil revenues were reduced by the effect of the hedge by $2,131,253.

  In April 1999, the Company entered into costless collar hedges for approximately 3,650 Mcf per day with a weighted average floor and ceiling of $2.06 and $2.20, respectively, for the months of May through October of 1999. During the year ending December 31, 1999, the Company incurred hedging losses of approximately $164,000.

  At December 31, 2000, the Company had no open derivative instruments.

  Fair value of cash, receivables and payables approximates carrying value. Fair value of long-term debt also approximates carrying value due to the nature of the Facility, whereby the interest rates are floating rates which reflect market rates.

  The estimated fair value of the $13.2 million senior subordinated convertible notes was $13.1 million.

(13) SUBSEQUENT EVENTS

  On January 30, 2001, the Company acquired 100% of the issued and outstanding stock of Classic Resources Inc. ("Classic") for cash consideration of approximately $53.5 million. The purchase price is subject to certain post-closing adjustments customary in transactions of this type. Classic is a privately-held exploration and production company with properties located in East Texas. The Company estimates these properties to have unaudited total net proved reserves of 47 Bcfe and net daily production of 11 Mmcfe, as of January 31, 2001. The acquisition of Classic was financed under the Company's existing Credit Facility.

  On March 12, 2001, the Company's borrowing base under its Credit Facility was redetermined and set at $175 million. Additionally, two new banks were added to the bank group.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999


(14) SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION (UNAUDITED)

 Capitalized Costs and Costs Incurred

  The following tables present the capitalized costs related to oil and natural gas producing activities and the related depreciation, depletion, amortization and impairment as of December 31, 2000 and 1999 and costs incurred in oil and natural gas property acquisition, exploration and development activities (in thousands) for the years ended December 31, 2000 and 1999.

                                                              2000      1999
                                                            --------  --------
   Capitalized Costs
     Proved properties....................................  $263,801  $162,455
     Nonproducing leasehold...............................     6,477     6,385
     Accumulated depreciation, depletion, amortization and
      impairment..........................................   (54,260)  (37,861)
                                                            --------  --------
       Net capitalized costs..............................  $216,018  $130,979
                                                            ========  ========
   Costs Incurred
     Proved properties....................................  $ 79,770  $ 91,081
     Unproved properties..................................        95       343
     Exploration costs....................................       695       824
     Development costs....................................    25,346     2,154
                                                            --------  --------
       Total..............................................  $105,906  $ 94,402
                                                            ========  ========
   Depletion, depreciation, amortization and impairment...  $ 18,459  $  9,067
                                                            ========  ========

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

  The Company retains independent engineering firms to provide year-end estimates of the Company's future net recoverable oil, natural gas and natural gas liquids reserves. In 2000 and 1999, such estimates were prepared by Ryder Scott Company. The reserve information was prepared in accordance with guidelines established by the Securities and Exchange Commission.

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2000 and 1999


  Net quantities of proved developed and undeveloped reserves of oil, including condensate and natural gas liquids, for the years ended December 31, 2000 and 1999 are summarized as follows:

                                                   2000              1999
                                              ----------------  ---------------
                                                Oil               Oil
                                              (MBbls)    Gas    (MBbls)   Gas
                                                (1)     (MMcf)   (1)     (MMcf)
                                              -------  -------  ------  -------
   Proved Reserves
     Beginning of year.......................  9,835   159,699  3,342    43,483
     Purchases of reserves in place..........  1,981    85,437  6,866   126,557
     Extensions and discoveries..............     51     2,699     12     1,226
     Revisions of previous estimates.........    659     8,698    502    (5,136)
     Sales of reserves in place..............   (715)   (1,076)  (355)   (1,693)
     Production for the year................. (1,139)  (17,764)  (532)   (4,738)
                                              ------   -------  -----   -------
       End of year........................... 10,672   237,693  9,835   159,699
                                              ======   =======  =====   =======
   Proved Developed Reserves
     Beginning of year.......................  9,358   122,914  3,118    36,731
                                              ======   =======  =====   =======
     End of year.............................  9,895   177,252  9,358   122,914
                                              ======   =======  =====   =======

--------
(1) Includes oil, condensate and plant product barrels.

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

  The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                            2000       1999
                                                         ----------  --------
   Future cash inflows.................................. $2,349,534  $594,023
   Future production costs and development costs........   (352,703) (223,765)
   Future income tax expenses...........................   (676,227)  (92,975)
                                                         ----------  --------
   Future net cash flows................................  1,320,604   277,283
   10% discount to reflect timing of cash flows.........   (627,930) (128,542)
                                                         ----------  --------
   Standardized measure of discounted future net cash
    flows............................................... $  692,674  $148,741
                                                         ==========  ========

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                           December 31, 2000 and 1999


  The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2000 and 1999 (in thousands):

                                                             2000      1999
                                                           --------  --------
   Sales of oil and natural gas, net of production cost... $(78,969) $(12,300)
   Net changes in prices and production cost..............  479,690    18,646
   Extensions and discoveries.............................   22,909     1,945
   Purchases of reserves..................................  749,702   150,295
   Sales of reserves......................................   (8,789)   (1,643)
   Revisions of previous quantity estimates...............   39,442    (1,994)
   Net change in income taxes.............................  304,816   (49,874)
   Accretion of discount..................................   19,843     3,889
   Changes in production rates (timing) and other......... (984,711)      883
                                                           --------  --------
   Change for year........................................ $543,933  $109,847
                                                           ========  ========

  The period end prices of oil and natural gas at December 31, 2000 and 1999, used in the above table were $25.31 and $23.64 per barrel of oil and $9.40 and $2.23 per thousand cubic feet of natural gas, respectively.