Form 10QSB
period 2001-03-31
3TEC ENERGY CORP
filed 2001-05-14
CIK 903267

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                         Common stock, $0.02 par value
                     14,698,296 shares as of April 26, 2001

           Transitional Small Business Disclosure Format (check one)
                                Yes [ ]  No [X]

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                   PAGE
                                                                    NO.
                                                                   ----

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets-
   March 31, 2001 (Unaudited) and December 31, 2000 (Audited)... 1 Consolidated Statements of Operations (Unaudited)-
   Three months ended March 31, 2001 and 2000...................    2
  Consolidated Statements of Cash Flows (Unaudited)-
   Three months ended March 31, 2001 and 2000...................    3
  Notes to Consolidated Financial Statements (Unaudited)........    4

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations.................    8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................   10

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          MARCH 31,     DECEMBER 31,
                                                            2001            2000
                                                        ------------    ------------
ASSETS                                                  (UNAUDITED)      (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents..........................   $  6,002,629    $  4,436,497
  Accounts receivable................................     29,729,502      26,137,738
  Other current assets...............................      2,724,613       5,389,848
                                                        ------------    ------------
      Total current assets...........................     38,456,744      35,964,083

PROPERTY (AT COST)
  Oil and gas-successful efforts method..............    372,948,127     270,277,796
  Other..............................................      2,412,577       2,030,310
                                                        ------------    ------------
                                                         375,360,704     272,308,106
Accumulated depreciation, depletion and amortization.    (62,999,144)    (56,170,333)
                                                        ------------    ------------
Net Properties and Equipment.........................    312,361,560     216,137,773
OTHER ASSETS.........................................      2,867,202       2,662,201
                                                        ------------    ------------
TOTAL ASSETS.........................................   $353,685,506    $254,764,057
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...................................   $ 15,866,330    $ 10,746,140
  Accrued liabilities................................      6,242,636       2,191,826
  Series C Preferred stock redemption payable........      2,726,616       2,855,521
  Income taxes payable...............................      5,211,522       4,461,928
  Other current liabilities..........................      1,493,046         467,152
                                                        ------------    ------------
Total current liabilities............................     31,540,150      20,722,567

LONG-TERM DEBT.......................................     99,000,000      63,000,000
SENIOR SUBORDINATED CONVERTIBLE NOTES................     13,223,844      13,223,844
DEFERRED INCOME TAXES................................     40,440,767       6,770,981
OTHER LIABILITIES....................................          5,445          58,424
MINORITY INTEREST....................................      1,575,926       1,393,578

STOCKHOLDERS' EQUITY

Preferred stock, $0.02 par, 20,000,000 shares
 authorized, 266,667 designated Series B,
 2,300,000 shares designated Series C and
 725,167 shares designated Series D, none other
  designated.........................................             --              --

Convertible preferred stock Series B, $7.50 stated
 value, 266,667 shares issued and outstanding.
 $2,000,000 aggregate liquidation preference.........      3,627,000       3,627,000

Convertible preferred stock Series D, $24.00 stated
 value, 621,372 and 621,930 shares issued and
 outstanding at March 31, 2001 and December 31,
 2000, respectively. $14,912,928 aggregate
 liquidation preference...............................     7,564,812       7,571,553

Common stock, $.02 par value, 60,000,000 shares
 authorized, 14,696,796 and 14,687,906 shares issued
 at March 31, 2001 and December 31, 2000,
 respectively.........................................       293,936         293,758

  Additional paid-in capital.........................    136,436,833     136,382,775
  Retained earnings..................................     21,025,633       2,768,417
  Treasury stock; 69,807 and 69,807 shares at March
   31, 2001 and December 31, 2000, respectively......     (1,048,840)     (1,048,840)
                                                        ------------    ------------
TOTAL STOCKHOLDERS' EQUITY...........................    167,899,374     149,594,663
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES........................              -               -
                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $353,685,506    $254,764,057
                                                        ============    ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   3TEC ENERGY CORPORATION  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                    --------------------------
                                                    (Unaudited)    (Unaudited)
                                                        2001           2000
                                                    -----------    -----------
REVENUES
  Oil, natural gas and plant income..............   $48,863,830    $17,292,024
  Gain on sale of properties.....................        87,210          8,893
  Other..........................................       125,110        308,284
                                                    -----------    -----------
TOTAL REVENUES...................................    49,076,150     17,609,201
                                                    -----------    -----------

EXPENSES
  Production -
    Lease operations.............................     4,356,813      3,483,897
    Severance, production and ad valorem taxes...     3,176,160      1,409,467
    Gathering, transportation and other..........       858,199        377,451
  Geological and geophysical.....................       215,113        173,121
  Dry hole.......................................             -         12,243
  General and administrative.....................     1,541,737      1,383,846
  Interest.......................................     2,181,131      2,084,499
  Depreciation, depletion and amortization.......     6,801,239      3,920,436
                                                    -----------    -----------
TOTAL EXPENSES...................................    19,130,392     12,844,960

INCOME BEFORE INCOME TAX EXPENSE,
  MINORITY INTEREST AND DIVIDENDS
  TO PREFERRED STOCKHOLDERS......................    29,945,758      4,764,241
Minority Interest................................       182,348         42,400
Income tax expense...............................    11,315,424      1,605,424
                                                    -----------    -----------
NET INCOME.......................................    18,447,986      3,116,417
Dividends to preferred stockholders..............       190,769        260,090
                                                    -----------    -----------
NET INCOME ATTRIBUTABLE TO
  COMMON STOCKHOLDERS............................   $18,257,217    $ 2,856,327
                                                    ===========    ===========
NET INCOME PER COMMON SHARE
  BASIC..........................................         $1.25          $0.48
                                                    ===========    ===========
  DILUTED........................................         $0.98          $0.35
                                                    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC..........................................    14,597,465      6,013,109
                                                     ==========    ===========
  DILUTED........................................    19,049,503      9,342,722
                                                     ==========    ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                             ---------------------------
                                                                                             (Unaudited)     (Unaudited)
                                                                                                 2001            2000
                                                                                             ------------    -----------
OPERATING ACTIVITIES

Net income..........................................................................         $ 18,447,986    $ 3,116,417

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion and amortization..........................................            6,638,908      3,920,436
  Amortization of debt issue costs..................................................              162,331              -
  Dry hole costs....................................................................                    -         12,243
  Gain on sale of properties........................................................              (87,210)        (8,893)
  Deferred income taxes.............................................................            6,103,902      1,605,424
  Minority interest.................................................................              182,348         42,400
  Changes in current assets and liabilities net of acquisition effects:
   Accounts receivable and other current assets.....................................               38,426       (278,269)
   Accounts payable, accrued liabilities and other current liabilities..............            6,858,761     (1,384,253)
                                                                                             ------------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................           38,345,452      7,025,505

INVESTING ACTIVITIES
  Proceeds from sales of properties.................................................                    -        148,519
  Acquisition of Magellan Exploration LLC, net of cash acquired.....................                    -       (269,937)
  Acquisition of Classic Resources, Inc., net of cash acquired......................          (57,199,127)             -
  Acquisition of oil and gas properties.............................................             (383,189)    (4,165,381)
  Development of oil and gas properties.............................................          (14,657,229)             -
  Additions to other assets.........................................................             (587,268)      (486,532)
                                                                                             ------------    -----------
NET CASH USED IN INVESTING ACTIVITIES...............................................          (72,826,813)    (4,773,331)

FINANCING ACTIVITIES
  Proceeds from long term debt......................................................           62,000,000              -
  Principal payments on long term debt..............................................          (26,000,000)    (4,000,000)
  Proceeds from issuance of common stock............................................                    -         12,000
  Proceeds from exercise of stock options and warrants..............................               47,493              -
  Preferred stock dividends.........................................................                    -       (219,313)
  Debt, common stock and preferred stock issue and registration costs...............                    -       (269,134)
                                                                                             ------------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.................................           36,047,493     (4,476,447)

DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS....................................            1,566,132     (2,224,273)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................            4,436,497      6,141,153
                                                                                             ------------    -----------
CASH AND CASH EQUIVALENTS AT ENDING OF PERIOD.......................................         $  6,002,629    $ 3,916,880
                                                                                             ============    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..........................................................................         $  1,189,849    $ 2,054,620
                                                                                             ============    ===========
  Income taxes......................................................................         $  4,408,200    $         -
                                                                                             ============    ===========
Non-cash investing and financing activities:
  Preferred dividends incurred but not paid.........................................         $    190,769    $   150,434
                                                                                             ============    ===========
  Common stock and warrants issued in acquisition of Magellan Exploration LLC.......         $          -    $10,572,935
                                                                                             ============    ===========
  Preferred stock issued in acquisition of Magellan Exploration LLC.................         $          -    $ 7,453,457
                                                                                             ============    ===========
  Deferred taxes recorded in acquisition of Classic.................................         $ 27,565,844    $         -
                                                                                             ============    ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  INTERIM FINANCIAL STATEMENTS

  In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 31, 2001 and the consolidated results of operations and consolidated cash flows for the periods ended March 31, 2001 and 2000.

  These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year ending December 31, 2001.

(2)  RECLASSIFICATIONS

  Certain reclassifications of prior period amounts have been made to conform to the current presentation.

(3)  EARNINGS PER SHARE

  Basic earnings and loss per common share are based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings and loss per share reflect dilution from all potential common shares, including options, warrants and convertible preferred stock and convertible notes. Diluted loss per share does not include the effect of any potential common shares if the effect would be anti-dilutive.

  Basic and diluted earnings per share for the three month period ended March 31, 2001 and 2000 determined as follows (in thousands):

                                                                           THREE MONTHS      THREE MONTHS
                                                                               ENDED            ENDED
                                                                          MARCH 31,  2001   MARCH 31, 2000
                                                                          ---------------   --------------
Basic net income attributable to common stockholders...................           $18,257           $2,856
Plus preferred stock dividends.........................................               191              260
Plus interest expense (net of tax) on subordinated convertible notes...               182              196
                                                                                  -------           ------
Fully diluted net income attributable to common stockholders...........           $18,630           $3,312
                                                                                  =======           ======

                                                                            OUTSTANDING      OUTSTANDING
                                                                              SHARES            SHARES
                                                                          ---------------   --------------
Basic shares outstanding (weighted average shares).....................            14,597            6,013
Plus potentially dilutive securities:
Dilutive options and warrants applying treasury stock method...........             2,230            1,004
Shares from conversion of subordinated convertible notes...............             1,469            1,469
Shares from conversion of Series B preferred stock.....................               132               91
Shares from conversion of Series C preferred stock.....................                 -              379
Shares from conversion of Series D preferred stock.....................               622              387
                                                                                  -------           ------
Fully diluted shares outstanding (weighted average shares).............            19,050            9,343
                                                                                  =======           ======

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(4)  ACQUISITIONS

  On January 30, 2001, the Company acquired 100% of the issued and outstanding stock of Classic Resources Inc. ("Classic") for cash consideration of approximately $53.5 million (the "Classic Acquisition") plus other acquisition costs. The purchase price is subject to certain post-closing adjustments customary in transactions of this type. Classic is a privately-held exploration and production company with properties located in East Texas. The Company estimates these properties to have unaudited total net proved reserves of 47 Bcfe and net daily production of approximately 11 Mmcfe, as of January 31, 2001. The Classic Acquisition was financed under the Company's existing Credit Facility.

  On May 31, 2000, we completed the acquisition of the CWR Properties (the "CWR Acquisition") located in East Texas for cash consideration of approximately $51.9 million. The effective date of the acquisition was January 1, 2000 and the operations are included in the Company's consolidated financial statements beginning June 1, 2000. The CWR Properties acquisition was financed under our existing credit facility, which we amended prior to closing the CWR Acquisition. The purchase price was allocated principally to oil and natural gas properties.

  On February 3, 2000, we completed the acquisition of Magellan Exploration LLC (the "Magellan Acquisition"), from certain affiliates of EnCap Investments L.L.C., a Delaware limited liability company and an investor in W/E Energy Company, LLC ("EnCap Investments"), and other third parties for consideration consisting of (a) 1,085,934 shares of common stock, (b) four year warrants to purchase up to 333,333 shares of common stock at $30.00 per share, (c) 617,009 shares of 5% Series D Convertible Preferred Stock with a redemption value of $24.00 per share and (d) the assignment of a performance based "back-in" working interest of 5% of Magellan's interest in 12 exploration prospects. The purchase price of approximately $19 million was allocated principally to proved undeveloped oil and natural gas properties.

  The following pro forma data presents the results of the Company for the three months ended March 31, 2000, as if the Classic Acquisition and the CWR Acquisition had occurred on January 1, 2000, and the results of the Company for the three months ended March 31, 2001 as if the Classic Acquisition had occurred on January 1, 2001. The pro forma data assumes the acquisition of the respective properties and the debt financing transactions related to these acquisitions. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The pro forma financial data does not include the financial information for the Magellan Acquisition, which is not significant with respect to the operations of the Company for the period presented (in thousands, except per share amounts):

                                                                         PRO FORMA             PRO FORMA
                                                                    THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                      MARCH 31, 2001        MARCH 31, 2000
                                                                        (UNAUDITED)           (UNAUDITED)
                                                                    -------------------   -------------------
Total revenues...................................................              $51,146               $22,846
Net income attributable to common stockholders...................               16,068                 2,564
Net income per basic share attributable to common stockholders...                 1.10                  0.43

  The results of Classic's operations have been included in the Company's consolidated financial statements beginning on January 30, 2001 using the purchase method of accounting. The total purchase price was allocated principally to oil and natural gas assets as adjusted for deferred tax liabilities of $27 million.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(5)  STOCKHOLDERS' EQUITY

Common Stock

  On June 30, 2000, the Company completed its public offering of 8.05 million shares of the Company's common stock (priced at $9.00 per share). The net proceeds, approximately $66.6 million, were used primarily to repay a portion of the outstanding debt under the amended credit facility.

Series C Preferred Stock Redemption

  On August 31, 2000, the Company sent notices to the holders of its Series C Preferred Stock (the "Series C") advising that the Series C would be redeemed on September 30, 2000. The Series C had a redemption price of $5.00 per share and the holders had the right to convert their Series C shares into Company common stock at a ratio of one share of common for three shares of Series C prior to September 30, 2000. A total of 2,101,827 shares of the Series C were outstanding on August 31, 2000, with 1,293,521 shares (62%) held by the Company's 80% owned subsidiary, Enex Resources Corporation. Approximately 109,580 Series C shares were converted into 36,527 shares of common stock and approximately 1,992,247 Series C shares were redeemed. At March 31, 2001, the Company's liability for the Series C redemption is approximately $2.7 million.

Series D Preferred Stock

  In connection with the Magellan Acquisition, the Company issued 617,009 shares of Series D Preferred Stock, par value $0.02 per share (the "Series D"), with a redemption value of $24.00 per share. While the per share redemption and dividend amounts of all of our different series of preferred stock vary, the rights as to dividends and liquidation payments are equal. Shares of Series D earn cumulative dividends at 5% per annum, payable semi-annually on March 31 and September 30 of each year, when, as and if authorized and declared by the board of directors. For a period of three years from the closing date of the Magellan Acquisition, the Company may pay the dividends at its option in cash or in additional shares of Series D. Dividends were paid on the outstanding shares of Series D as of March 31, 2000 in the form of additional shares of Series D Preferred Stock, and as of September 30, 2000 and March 31, 2001 in a cash payment.

  Holders of Series D have the right to convert one share of Series D into one share of common stock. Upon thirty days written notice, the Company has the right to redeem any or all shares of Series D for $24.00 per share plus any accrued but unpaid dividends. Holders of the Series D have no right to require the Company to redeem the Series D. During the three month period ended March 31, 2001, 558 shares of the Series D Preferred Stock were converted to common stock.

  In the event of liquidation, dissolution, winding-up or merger of the Company, the holders of Series D Preferred Stock are entitled to receive distributions of $24.00 per share of Series D plus any accrued but unpaid dividends before any holders of common stock or junior preferred stock receive any distributions.

  A majority of the holders of Series D must consent to certain actions by the Company, that might adversely affect any holder's rights and preferences.

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

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

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

(7)  HEDGING ACTIVITIES

  In February 2000, the Company entered into fixed price swap agreements covering 2,000 barrels of oil per day for the period March through October 2000 at a weighted average NYMEX West Texas Intermediate price of $25.96 per barrel. During the three month period ending March 31, 2000, the Company's oil revenues were reduced by the effect of our hedging activities by $101,000. The fair market value of the open position at March 31, 2000 was approximately ($47,480).

  As of December 31, 2000 and the period ended March 31, 2001, the Company did not have any open derivative instruments or hedging activities. However, the Company cannot assure that such instruments or activities will not be put into place in the future.

(8)  ACCOUNTING PRONOUNCEMENTS

  In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, standardizes the accounting for and disclosures of derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for the Company's financial statements on January 1, 2001. As of December 31, 2000 and the period ended March 31, 2001, the Company did not have any open derivative instruments or hedging activities. However, the Company cannot assure that such instruments or activities will not be put into place in the future.

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

OVERVIEW

  We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. We also own significant properties in the Permian and San Juan basins and in the Mid-continent region. Our management and technical staff have substantial experience in each of these areas. As of December 31, 2000, on a pro forma basis including the subsequent acquisition of Classic, we had at that date estimated total net proved reserves of 354 Bcfe, of which approximately 81% were natural gas and approximately 74% were proved developed, with an estimated PV-10 value of $1.23 billion (using SEC pricing parameters at December 31, 2000.)

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

  For the year 2001, we have budgeted approximately $63 million for development and exploration capital expenditures. Through March 31, 2001, the Company has expended approximately $15 million of its capital budget.

  We are obligated to pay dividends of approximately $740,000 per year on the Series D Preferred Stock, which we may pay in either cash or in additional shares of Series D Preferred Stock during the three years ending February 1, 2003. We are obligated to pay interest on the convertible subordinated notes of approximately $1.2 million per year.

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

  The Facility provides for a borrowing base which is redetermined on a semi-annual basis, and as of March 31, 2001, was set at $175 million. Interest under the Facility is based upon either the bank's prime rate plus a low of zero to a high of 50 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 212.5 as amounts outstanding increase as a percentage of the borrowing base. At March 31, 2001, we were paying an average of approximately 7.44% per annum interest on the entire principal balance of the Facility of $99 million. The Facility matures on May 31, 2003. The borrowings under the Facility are secured by substantially all of our properties.

  In connection with this Facility, we are required to adhere to certain affirmative and negative covenants. The loan agreement contains a number of dividend restrictions and restrictive covenants which, among other things, require the maintenance of a minimum current ratio and interest coverage ratio. At March 31, 2001, the Company was in compliance with the terms of the Facility.

  We generally sell our oil at local field prices paid by the principal purchasers of oil. The majority of our natural gas production is sold at spot prices. Accordingly, we are generally subject to the commodity prices for these resources as they vary from time to time. As of March 31, 2001, the Company does not have any derivative instruments or hedging activities that will impact 2001 operations and therefore does not expect any income statement or balance sheet impact for 2001. However, the Company cannot assure that such instruments or activities will not be put into place in the future.

  Due to our significant property and corporate acquisitions in 2000 and 2001, and our current capital structure, comparisons of our results of operations for interim periods in 2001 can be difficult. You should read the following discussion and analysis together with our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2000, filed in our 2000 Form 10-KSB.

  The following table reflects certain summary operating data for the periods presented:

                                          THREE MONTHS ENDED
                                               MARCH 31
                                          ------------------
                                            2001       2000
                                          ------     ------
Net Production Data:
--------------------
Oil and Liquids (MBbls)................      300        308
Natural Gas (MMcf).....................    5,623      3,578
Equivalent Production (MMcfe)..........    7,423      5,426

Average Sales Price: (1)
------------------------
Oil and Liquids (per Bbl)..............   $27.21     $24.94
Natural Gas (per Mcf)..................     7.14       2.56
Equivalent price (per Mcfe)............     6.51       3.11

Expenses ($ per Mcfe):
----------------------
Lease operations.......................   $ 0.59     $ 0.64
Production, severance and ad valorem...     0.43       0.26
Gathering, transportation and other....     0.12       0.07
General and administrative.............     0.21       0.26
Depreciation and depletion (2).........     0.92       0.72

(1)  Includes effect of our hedging activities.
(2)  Represents depreciation, depletion and amortization, excluding impairments.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

  Oil and Gas Revenues. Revenues from oil and gas operations increased by 183% to $48.9 million for the three months ended March 31, 2001, compared to $17.3 million for the same period during 2000. The increase is attributable to the Company's significant revenue growth via acquisitions and drilling as well as higher commodity prices received by the Company during the period.

  Production Expense. Production expense for the three months ended March 31, 2001, increased by 58% to $8.4 million compared to $5.3 million during the same period of 2000. Lease operating expenses on an $/MCFE basis decreased to $0.59/MCFE from $0.64/MCFE, while production, severance and ad valorem taxes increased to $0.43/MCFE from $0.26/MCFE. Lower per unit operating costs associated with the Company's acquired properties and higher per unit operating costs of properties sold by the Company in July of 2000 are attributed to the current period decrease. Higher realized commodity prices during the three months ended March 31, 2001 of $6.51/MCFE vs. $3.11/MCFE in 2000 is the principal reason for the increase in taxes.

  General and Administrative Expense. General and administrative expense for the three months ended March 31, 2001 increased by $0.2 million compared to the same period in 2000. The increase is attributable to increased staffing levels as a result of the Company's significant growth from acquisitions.

  Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") for the three months ended March 31, 2001 was $6.8 million compared to $3.9 million for the same period of 2000. The additional DD&A recorded is again attributed to the Company's significant production growth from acquisitions.

  Income Taxes. For the three months ended March 31, 2001, the Company recorded a tax provision of $11.3 million compared to a tax provision of $1.6 million during the same period in 2000. The provision recorded in 2001 represents the Company's net income for the three months ended at its expected effective tax rate for 2001 of approximately 38%.

  Dividends to Preferred Stockholders. Dividends to preferred stockholders of approximately $0.2 million in the three months ended March 31, 2001 decreased from $0.3 million for the three months ended March 31, 2000. The decrease in dividends was due to the redemption of the Series C Preferred Stock at September 30, 2000.

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

2.8 Form of Stock Purchase Agreement by and between 3TEC Energy Corporation and Classic Resources, Inc., Natural Gas Partners IV, L.P., Natural Gas Partners V, L.P., and certain individual signatories. (Incorporated by reference to Exhibit
2.1 to Form 8-K filed February 13, 2001.)

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

4.2 Certificate of Designation of Series D Preferred Stock of 3TEC Energy Corporation. (Incorporated by reference to Exhibit 4.3 to Form 10-QSB filed May 15, 2000.)

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

10.27 Third Restated Credit Agreement among 3TEC Energy Corporation, Enex Resources Corporation and 3TEC/CRI Corporation, as Borrowers, and Bank One, N.A. and the Institutions named therein, as Lenders, Bank One, N.A., as Administrative Agent, Bank of Montreal as Syndication Agent and Banc One Capital Markets, Inc., as Arranger, dated March 12, 2001.*

* Filed herewith

(b) The following reports were filed on Form 8-K during the first quarter of 2001:

On January 8, 2001, the Company filed a Form 8-K under Items 5 and 7 describing the agreement entered to acquire the stock of Classic Resources, Inc.

On February 13, 2001, the Company filed a Form 8-K under Items 2 and 7 describing the acquisition of Classic Resources, Inc.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of May 14, 2001.

                                3TEC ENERGY CORPORATION
                                  (Registrant)

                              By:  /s/ Floyd C. Wilson
                                   -------------------
                                   Floyd C. Wilson
                                   Chairman and Chief Executive Officer


                              By:  /s/ R.A. Walker
                                   ---------------
                                   R.A. Walker
                                   President, Chief Financial Officer, Director


                              By:  /s/ Shane M. Bayless
                                   --------------------
                                   Shane M. Bayless
                                   Vice President-Controller, Treasurer and
                                   Principal Accounting Officer