Form 10QSB
period 2001-06-30
3TEC ENERGY CORP
filed 2001-08-08
CIK 903267

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                         Common stock, $0.02 par value
                     14,744,534 shares as of July 20, 2001

           Transitional Small Business Disclosure Format (check one)
                                Yes [ ]  No [X]

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                PAGE
                                                                                 NO.
                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets-
           June 30, 2001 (Unaudited) and December 31, 2000 (Audited)........     1
         Consolidated Statements of Operations (Unaudited)-
           Three and six months ended June 30, 2001 and 2000................     2
         Consolidated Statements of Cash Flows (Unaudited)-
           Six months ended June 30, 2001 and 2000..........................     3
         Notes to Consolidated Financial Statements (Unaudited).............     4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................      8

PART II. OTHER INFORMATION

Item 2. Changes in Securities..............................................     11
Item 4. Submission of Matters to a Vote of Security Holders................     12
Item 6. Exhibits and Reports on Form 8-K...................................     14

PART I.  CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,      DECEMBER 31,
                                                              2001            2000
                                                          ------------    ------------
ASSETS                                                    (UNAUDITED)      (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents..........................     $  8,818,556    $  4,436,497
  Accounts receivable................................       23,624,743      26,137,738
  Other current assets...............................        2,601,471       5,389,848
                                                          ------------    ------------
      Total current assets...........................       35,044,770      35,964,083

PROPERTY (AT COST)
  Oil and gas-successful efforts method..............      385,531,818     270,277,796
  Other..............................................        2,471,677       2,030,310
                                                          ------------    ------------
                                                           388,003,495     272,308,106
Accumulated depreciation, depletion and amortization.      (67,969,210)    (56,170,333)
                                                          ------------    ------------
Net Properties and Equipment.........................      320,034,285     216,137,773
                                                          ------------    ------------
OTHER ASSETS.........................................        3,045,430       2,662,201
                                                          ------------    ------------
TOTAL ASSETS.........................................     $358,124,485    $254,764,057
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...................................     $ 13,655,868    $ 10,746,140
  Accrued liabilities................................          998,686       2,191,826
  Series C Preferred stock redemption payable........        2,709,057       2,855,521
  Income taxes payable...............................        5,197,728       4,461,928
  Other current liabilities..........................        1,110,215         467,152
                                                          ------------    ------------
Total current liabilities............................       23,671,554      20,722,567
                                                          ------------    ------------

LONG-TERM DEBT.......................................       89,000,000      63,000,000
SENIOR SUBORDINATED CONVERTIBLE NOTES................       13,073,844      13,223,844
DEFERRED INCOME TAXES................................       47,839,245       6,770,981
OTHER LIABILITIES....................................                -          58,424
MINORITY INTEREST....................................        1,694,212       1,393,578

STOCKHOLDERS' EQUITY

Preferred stock, $0.02 par, 20,000,000 shares
 authorized, 266,667 designated Series B, 2,300,000
 shares designated Series C and 725,167 shares
 designated Series D, none other designated.........                --              --

Convertible preferred stock Series B, $7.50 stated
 value, 266,667 shares issued and outstanding,
 $2,000,000 aggregate liquidation preference.........        3,627,000       3,627,000

Convertible preferred stock Series D, $24.00 stated
 value, 621,372 and 621,930 shares issued and
 outstanding at June 30, 2001 and December 31, 2000,
 respectively. $14,912,928 aggregate liquidation
 preference..........................................        7,564,812       7,571,553

Common stock, $.02 par value, 60,000,000 shares
 authorized, 14,744,534 and 14,687,906 shares issued
 at June 30, 2001 and December 31, 2000,
 respectively........................................          294,890         293,758

  Additional paid-in capital.........................      136,786,314     136,382,775
  Retained earnings..................................       35,621,454       2,768,417
  Treasury stock; 69,807 shares at June 30, 2001
   and December 31, 2000, respectively...............       (1,048,840)     (1,048,840)
                                                          ------------    ------------
TOTAL STOCKHOLDERS' EQUITY...........................      182,845,630     149,594,663
                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES........................                -               -
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........     $358,124,485    $254,764,057
                                                          ============    ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   3TEC ENERGY CORPORATION  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30                      JUNE 30
                                                  ---------------------------   --------------------------
                                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                      2001           2000           2001           2000
                                                  -----------    -----------    -----------    -----------
REVENUES
  Oil, natural gas and plant income............   $36,750,273    $21,968,372    $85,614,104    $39,260,395
  Gain on sale of properties...................     6,748,666         17,788      6,835,876         26,681
  Other........................................       327,326        144,160        452,435        452,442
                                                  -----------    -----------    -----------    -----------
TOTAL REVENUES.................................    43,826,265     22,130,320     92,902,415     39,739,518
                                                  -----------    -----------    -----------    -----------

EXPENSES
  Production
    Lease Operations...........................     4,786,100      4,338,127      9,142,913      7,822,023
    Production, severance and ad valorem tax...     2,343,334      1,409,467      5,519,495      2,818,933
    Gathering, transportation and other........     1,068,358        377,451      1,926,557        754,901
  Geological and geophysical...................       153,984         86,015        369,097        163,416
  Dry hole.....................................             -         17,018              -         29,261
  General and administrative...................     1,806,849      1,585,049      3,348,586      3,064,614
  Interest.....................................     1,893,203      2,184,926      4,074,334      4,269,425
  Depreciation, depletion and amortization.....     7,745,605      4,626,945     14,546,844      8,547,381
                                                  -----------    -----------    -----------    -----------

TOTAL EXPENSES.................................    19,797,433     14,624,998     38,927,826     27,469,954
                                                  -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE
  MINORITY INTEREST AND DIVIDENDS
  TO PREFERRED STOCKHOLDERS....................    24,028,832      7,505,323     53,974,589     12,269,564

Minority Interest..............................       118,286         60,001        300,634        102,401
Income tax expense.............................     9,130,956      2,531,411     20,446,380      4,136,835
                                                  -----------    -----------    -----------    -----------

NET INCOME.....................................    14,779,590      4,913,911     33,227,575      8,030,328

Dividends to preferred stockholders............       183,769        322,477        374,538        582,567
                                                  -----------    -----------    -----------    -----------

NET INCOME ATTRIBUTABLE TO
  COMMON STOCKHOLDERS..........................   $14,595,821    $ 4,591,434    $32,853,037    $ 7,447,761
                                                  ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE
  BASIC........................................         $1.00           $.71          $2.25          $1.20
                                                  ===========    ===========    ===========    ===========
  DILUTED......................................         $0.78           $.50          $1.76           $.87
                                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC........................................    14,627,066      6,428,700     14,612,342      6,220,892
                                                  ===========    ===========    ===========    ===========
  DILUTED......................................    19,171,852     10,160,863     19,123,258      9,723,924
                                                  ===========    ===========    ===========    ===========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                       ---------------------------------
                                                                                          (Unaudited)       (Unaudited)
                                                                                              2001             2000
                                                                                       -----------------    ------------
OPERATING ACTIVITIES

Net income..........................................................................       $ 33,227,575    $  8,030,328

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion and amortization..........................................         14,194,729       8,547,381
  Amortization of debt issue costs..................................................            352,115               -
  Dry hole costs....................................................................                  -          29,261
  Gain on sale of properties........................................................         (6,835,876)        (26,681)
  Deferred income taxes.............................................................         13,502,420       4,136,835
  Minority interest.................................................................            300,634         102,401
  Changes in current assets and liabilities net of acquisition effects:
   Accounts receivable and other current assets.....................................          6,428,657     (11,606,380)
   Accounts payable, accrued liabilities and other current liabilities..............         (1,010,921)      1,017,005
                                                                                           ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................         60,159,333      10,230,150

INVESTING ACTIVITIES
  Proceeds from sales of properties.................................................         11,653,915         237,746
  Acquisition of Magellan Exploration LLC, net of cash acquired.....................                  -        (269,937)
  Acquisition of Classic Resources Inc., net of cash acquired.......................        (58,584,209)              -
  Acquisition of oil and gas properties.............................................         (4,476,682)    (55,442,670)
  Development of oil and gas properties.............................................        (29,675,099)     (8,238,308)
  Additions to other assets.........................................................           (755,000)       (175,304)
                                                                                           ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES...............................................        (81,837,075)    (63,888,473)

FINANCING ACTIVITIES
  Proceeds from long term debt......................................................         82,000,000      58,100,000
  Principal payments on long term debt..............................................        (56,000,000)    (74,600,000)
  Proceeds from issuance of common stock............................................                  -      66,772,195
  Proceeds from exercise of stock options and warrants..............................            247,928               -
  Preferred stock dividends.........................................................           (188,127)       (421,479)
  Treasury stock purchase - Alabama disenters.......................................                  -         137,878
  Debt, common stock and preferred stock issue and registration costs...............                  -        (846,463)
                                                                                           ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.................................         26,059,801      49,142,131

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................          4,382,059      (4,516,192)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................          4,436,497       6,141,153
                                                                                           ------------    ------------
CASH AND CASH EQUIVALENTS AT ENDING OF PERIOD.......................................       $  8,818,556    $  1,624,961
                                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..........................................................................       $  3,706,980    $  4,213,984
                                                                                           ============    ============
  Income taxes......................................................................       $  6,208,200    $          -
                                                                                           ============    ============
Non-cash investing and financing activities:
  Preferred dividends paid-in-kind..................................................       $          -    $    118,095
                                                                                           ------------    ------------
  Preferred dividends accrued but not paid..........................................       $    186,411    $    219,096
                                                                                           ============    ============
  Common stock and warrants issued in acquisition of Magellan Exploration LLC.......       $          -    $ 10,572,935
                                                                                           ============    ============
  Preferred stock issued in acquisition of Magellan Exploration LLC.................       $          -    $  7,453,457
                                                                                           ============    ============
  Deferred taxes recorded in acquisition of Classic Resources Inc...................       $ 27,565,884    $          -
                                                                                           ============    ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  INTERIM FINANCIAL STATEMENTS

  In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 2001 and the consolidated results of operations and consolidated cash flows for the periods ended June 30, 2001 and 2000.

  These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year ending December 31, 2001.

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

  Basic and diluted earnings per share for the six month period ended June 30, 2001 and 2000 determined as follows (in thousands):

                                                                            SIX MONTHS      SIX MONTHS
                                                                              ENDED            ENDED
                                                                          JUNE 30,  2001   JUNE 30, 2000
                                                                          --------------   -------------
Basic net income attributable to common stockholders...................          $32,853          $7,448
Plus preferred stock dividends.........................................              375             583
Plus interest expense (net of tax) on subordinated convertible notes...              365             393
                                                                                 -------          ------
Fully diluted net income attributable to common stockholders...........          $33,593          $8,424
                                                                                 =======          ======

                                                                           OUTSTANDING      OUTSTANDING
                                                                              SHARES          SHARES
                                                                          --------------   -------------
Basic shares outstanding (weighted average shares).....................           14,612           6,221
Plus potentially dilutive securities:
Dilutive options and warrants applying treasury stock method...........            2,290           1,064
Shares from conversion of subordinated convertible notes...............            1,468           1,469
Shares from conversion of Series B preferred stock.....................              131              91
Shares from conversion of Series C preferred stock.....................                -             375
Shares from conversion of Series D preferred stock.....................              622             504
                                                                                 -------          ------
Fully diluted shares outstanding (weighted average shares).............           19,123           9,724
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

  The following pro forma data presents the results of the Company for the six months ended June 30, 2000, as if the Classic Acquisition and the CWR Acquisition had occurred on January 1, 2000, and the results of the Company for the six months ended June 30, 2001 as if the Classic Acquisition had occurred on January 1, 2001. The pro forma data assumes the acquisition of the respective properties and the debt financing transactions related to these acquisitions. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The pro forma financial data does not include the financial information for the Magellan Acquisition, which is not significant with respect to the operations of the Company for the period presented (in thousands, except per share amounts):

                                                                        PRO FORMA           PRO FORMA
                                                                    SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                      JUNE 30, 2001       JUNE 30, 2000
                                                                       (UNAUDITED)         (UNAUDITED)
                                                                    -----------------   -----------------
Total revenues...................................................            $94,972             $49,398
Net income attributable to common stockholders...................             30,683               7,209
Net income per basic share attributable to common stockholders...               2.10                1.16

  The results of Classic's operations have been included in the Company's consolidated financial statements beginning on January 30, 2001 using the purchase method of accounting. The total purchase price was allocated principally to oil and natural gas assets as adjusted for deferred tax liabilities of approximately $27 million.

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

Series C Preferred Stock Redemption

  On August 31, 2000, the Company sent notices to the holders of its Series C Preferred Stock (the "Series C") advising that the Series C would be redeemed on September 30, 2000. The Series C had a redemption price of $5.00 per share and the holders had the right to convert their Series C shares into Company common stock at a ratio of one share of common for three shares of Series C prior to September 30, 2000. A total of 2,101,827 shares of the Series C were outstanding on August 31, 2000, with 1,293,521 shares (62%) held by the Company's 80% owned subsidiary, Enex Resources Corporation. Approximately 109,580 Series C shares were converted into 36,527 shares of common stock and approximately 1,992,247 Series C shares were redeemed. At June 30, 2001, the Company's liability for the Series C redemption is approximately $2.7 million.

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

  Holders of Series D have the right to convert one share of Series D into one share of common stock. Upon thirty days written notice, the Company has the right to redeem any or all shares of Series D for $24.00 per share plus any accrued but unpaid dividends. Holders of the Series D have no right to require the Company to redeem the Series D. During the six month period ended June 30, 2001, 558 shares of the Series D Preferred Stock were converted to common stock.

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

(7)  HEDGING ACTIVITIES

  In February 2000, the Company entered into fixed price swap agreements covering 2,000 barrels of oil per day for the period March through October 2000 at a weighted average NYMEX West Texas Intermediate price of $25.96 per barrel. During the six month period ending June 30, 2000, the Company's oil revenues were reduced by the effect of our hedging activities by $101,000. The fair market value of the open position at June 30, 2000 was approximately ($47,480).

  As of December 31, 2000 and the period ended June 30, 2001, the Company did not have any open derivative instruments or hedging activities. However, the Company cannot assure that such instruments or activities will not be put into place in the future.

(8)  ACCOUNTING PRONOUNCEMENTS

  In July 2001, the Financial Accounting Standards (FASB) issued SFAS No., 141, "Business Combinations' and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain intangible assets in a business combination be recognized as assets apart from goodwill. The company is required to implement SFAS No. 141 for all business combinations for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 142 is required for fiscal year 2002. The Company does not anticipate the adoption of SFAS 142 to have a material adverse impact on its financial position or results of operations.

  In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, standardizes the accounting for and disclosures of derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for the Company's financial statements on January 1, 2001. As of December 31, 2000 and the period ended June 30, 2001, the Company did not have any open derivative instruments or hedging activities. However, the Company cannot assure that such instruments or activities will not be put into place in the future.

(9)  PROPERTY DIVESTMENTS

  During the second quarter of 2001, the Company sold non-strategic properties for net cash proceeds of approximately $11.7 million, resulting in a gain of $6.7 million. The Company will attempt to acquire replacement properties in order to defer the tax gain on the sales of these properties in accordance with the Like-Kind Exchange regulations of the Internal Revenue Service. At June 30, 2001 the Company has $6.7 million in like-kind escrow accounts pending the identification and acquisition of the replacement properties. If the Company is not successful in acquiring replacement properties, the funds in escrow will be used to reduce borrowings under the Company's credit facility.

(10)  SUBSEQUENT EVENT

  During July 2001, the Company divested additional non-strategic assets for net cash proceeds of approximately $25.7 million, resulting in an approximate gain of $9.1 million. The Company will attempt to acquire replacement properties in order to defer the tax gain on the sales of these properties in accordance with the Like-Kind Exchange regulations of the Internal Revenue Service. At June 30, 2001 the Company has $6.7 million in like-kind escrow accounts pending the identification and acquisition of the replacement properties. If the Company is not successful in acquiring replacement properties, the funds in escrow will be used to reduce borrowings under the Company's credit facility.

  During July 2001, and in conjunction with the property divestments described in the preceding paragraph, the Company's borrowing base under its Credit Facility was reduced to $155 million.


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

  For the year 2001, we have budgeted approximately $63 million for development and exploration capital expenditures. Through June 30, 2001, the Company has expended approximately $30 million of its capital budget.

  We are obligated to pay dividends of approximately $740,000 per year on the Series D Preferred Stock, which we may pay in either cash or in additional shares of Series D Preferred Stock during the three years ending February 1, 2003. We are obligated to pay interest on the convertible subordinated notes of approximately $1.2 million per year.

  Our primary source of financing for acquisitions has been proceeds from property sales and borrowings under our credit facility (the "Credit Facility"), discussed below. We believe we will have sufficient cash flow from operations and borrowings under our credit facility to meet our obligations and operating needs for the current year. We also believe that we have the ability to raise additional equity or debt financing and otherwise access the capital markets should those sources of capital prove insufficient to execute our strategic objectives. However, future cash flows are subject to a number of variables, including our level of production and prices, and we cannot assure you that operations and other capital resources will provide cash of sufficient amounts to maintain planned levels of capital expenditures.

  The Facility provides for a borrowing base which is redetermined on a semi-annual basis, and as of June 30, 2001, was set at $170 million. At July 31, 2001, the borrowing base had been reduced to $155 million in connection with the divestment of certain non-strategic assets by the Company as described in Note10 of the Consolidated Financial Statements. Interest under the Facility is based upon either the bank's prime rate plus a low of zero to a high of 50 basis points or LIBOR plus basis points increasing from a low of 150 to a high of
212.5 as amounts outstanding increase as a percentage of the borrowing base. At June 30, 2001, we were paying an average of approximately 6.09 % per annum interest on the entire principal balance of the Facility of $89 million. The Facility matures on May 31, 2003. The borrowings under the Facility are secured by substantially all of our properties.

  In connection with this Facility, we are required to adhere to certain affirmative and negative covenants. The loan agreement contains a number of dividend restrictions and restrictive covenants which, among other things, require the maintenance of a minimum current ratio and interest coverage ratio. At June 30, 2001, the Company was in compliance with the terms of the Facility.

  We generally sell our oil at local field prices paid by the principal purchasers of oil. The majority of our natural gas production is sold at spot prices. Accordingly, we are generally subject to the commodity prices for these resources as they vary from time to time. As of June 30, 2001, the Company does not have any derivative instruments or hedging activities that will impact 2001 operations and therefore does not expect any income statement or balance sheet impact for 2001. However, the Company cannot assure that such instruments or activities will not be put into place in the future.

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

  The following table reflects certain summary operating data for the periods presented:

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30             JUNE 30
                                         -------------------   -----------------
                                             2001       2000      2001      2000
                                           ------     ------   -------   -------
Net Production Data :
Oil and Liquids (MBbls)................       272        291       572       599
Natural Gas (MMcf).....................     6,312      4,052    11,935     7,631
Equivalent Production (MMcfe)..........     7,944      5,798    15,367    11,225

Average Sales Price: (1)
Oil and Liquids (per Bbl)..............    $25.90     $25.19   $ 26.59   $ 24.89
Natural Gas (per Mcf)..................      4.62       3.46   $  5.81   $  3.04
Equivalent price (per Mcfe)............      4.56       3.68   $  5.50   $  3.39

Expenses ($ per Mcfe):
Lease operations.......................    $ 0.60     $ 0.75   $  0.59   $  0.70
Production, severance and ad valorem...      0.30       0.24   $  0.36   $  0.25
Gathering, transportation and other....      0.13       0.07   $  0.13   $  0.07
General and administrative.............      0.23       0.27   $  0.22   $  0.27
Depreciation and depletion (2).........      0.98       0.80   $  0.95   $  0.76

(1)  Includes effect of our hedging activities.
(2)  Represents depreciation, depletion and amortization, excluding impairments.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

  Oil and Gas Revenues. Revenues from oil and gas operations increased by 67% to $36.8 million for the three months ended June 30, 2001, compared to $22.0 million for the same period during 2000. The increase is attributable to the Company's significant revenue growth via acquisitions and drilling as well as higher commodity prices received by the Company during the period.

  Gain on Property Sales. Gains on sales of properties for the three months ending June 30, 2001 increased to $6.7 million compared to $0.02 million during the same period of 2000. The increase is a result of the Company's divestment of non-strategic oil and gas properties.

  Production Expense. Production expense for the three months ended June 30, 2001, increased by 34% to $8.2 million compared to $6.1 million during the same period of 2000. Lease operating expenses on an $/MCFE basis decreased to $0.60/MCFE from $0.75/MCFE. Lower per unit operating costs associated with the Company's acquired properties and higher per unit operating costs of properties sold by the Company are attributed to the current period decrease. Higher realized commodity prices during the three months ended June 30, 2001 of $4.56/MCFE vs. $3.68/MCFE in 2000 is the principal reason for the increase in taxes.

  General and Administrative Expense. General and administrative expense for the three months ended June 30, 2001 increased by $0.2 million compared to the same period in 2000. The increase is attributable to increased staffing levels as a result of the Company's significant growth from acquisitions.

  Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") for the three months ended June 30, 2001 was $7.7 million compared to $4.6 million for the same period of 2000. The additional DD&A recorded is again attributed to the Company's significant production growth from acquisitions.

  Income Taxes. For the three months ended June 30, 2001, the Company recorded a tax provision of $9.1 million compared to a tax provision of $1.6 million during the same period in 2000. The provision recorded in 2001 represents the Company's net income for the three months ended at its expected effective tax rate for 2001 of approximately 38%.

  Dividends to Preferred Stockholders. Dividends to preferred stockholders of approximately $0.2 million in the three months ended June 30, 2001 decreased from $0.3 million for the three months ended June 30, 2000. The decrease in dividends was due to the redemption of the Series C Preferred Stock at September 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

  Oil and Gas Revenues. Revenues from oil and gas operations increased by 118% to $85.6 million for the six months ended June 30, 2001, compared to $39.3 million for the same period during 2000. The increase is attributable to the Company's significant revenue growth via acquisitions and drilling as well as higher commodity prices received by the Company during the period.

  Gain on Property Sales. Gains on sales of properties for the three months ending June 30, 2001 increased to $6.8 million compared to $0.03 million during the same period of 2000. The increase is a result of the Company's divestment of non-strategic oil and gas properties.

  Production Expense. Production expense for the six months ended June 30, 2001, increased by 46% to $16.6 million compared to $11.4 million during the same period of 2000. Lease operating expenses on an $/MCFE basis decreased to $0.59/MCFE from $0.70/MCFE, while production, severance and ad valorem taxes increased to $0.36/MCFE from $0.25/MCFE. Lower per unit operating costs associated with the Company's acquired properties and higher per unit operating costs of properties sold by the Company are attributed to the current period decrease. Higher realized commodity prices during the six months ended June 30, 2001 of $5.50/MCFE vs. $3.39/MCFE in 2000 is the principal reason for the increase in taxes.

  General and Administrative Expense. General and administrative expense for the six months ended June 30, 2001 increased by $0.3 million compared to the same period in 2000. The increase is attributable to increased staffing levels as a result of the Company's significant growth from acquisitions.

  Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") for the six months ended June 30, 2001 was $14.5 million compared to $8.5 million for the same period of 2000. The additional DD&A recorded is again attributed to the Company's significant production growth from acquisitions.

  Income Taxes. For the six months ended June 30, 2001, the Company recorded a tax provision of $20.4 million compared to a tax provision of $4.1 million during the same period in 2000. The provision recorded in 2001represents the Company's net income for the six months ended at its expected effective tax rate for 2001 of approximately 38%.

  Dividends to Preferred Stockholders. Dividends to preferred stockholders of approximately $0.4 million in the six months ended June 30, 2001 decreased from $0.6 million for the six months ended June 30, 2000. The decrease in dividends was due to the redemption of the Series C Preferred Stock at September 30, 2000.


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

  Kaiser-Francis Oil Company, C.J. Lett, III, Weskids, L.P., Alvin V. Shoemaker (collectively referred to as the "Major Stockholders"), W/E Energy Company L.L.C. (formerly known as 3TEC Energy Company L.L.C.) and the Company entered into a Stockholders' Agreement dated as of August 27, 1999 (the "Stockholders' Agreement"). On May 30, 2000, the parties to the Stockholders Agreement entered into a First Amendment to Shareholders' Agreement (the "Amendment") which added ECIC Corporation, EnCap Energy Capital Fund III-B, EnCap Energy Acquisition III-B, and BOCP Energy Partners, L.P. as parties to the Stockholders' Agreement. The Stockholders' Agreement and the Amendment contained provisions allowing W/E
and the Major Shareholders to designate members of the Board of Directors.   The
Amendment provided if any of the parties percentage of beneficial ownership of common stock fell below three and one-half percent (3.5%) then such parties' rights and obligations under the Stockholders' Agreement would terminate. C.J. Lett, III, Weskids, L.P. and Alvin V. Shoemaker were no longer considered Major Stockholders subject to the Stockholders' Agreement as their beneficial ownership of common stock fell below three and one-half percent (3.5%). On April 30, 2001, the remaining parties to the Stockholders' Agreement, Kaiser-Francis Oil Company, W/E Energy Company L.L.C., the Company, ECIC Corporation, EnCap Energy Capital Fund III-B, EnCap Energy Acquisition III-B, Inc. and BOCP Energy Partners, L.P., entered into an Agreement To Terminate Shareholders' Agreement whereby the Stockholders' Agreement was terminated.

  Amendments to the Company's Certificate of Incorporation and Bylaws were approved by the stockholders of the Company at the Company's 2001 Annual
Meeting: (i) to provide for a classified Board of Directors; (ii) to provide that directors may be removed only for cause by the affirmative votes of the holders of at least two-thirds of the outstanding shares entitled to vote; and
(iii) to provide that a subsequent amendment, repeal or adoption of any provisions inconsistent with those provisions of the Certificate of Incorporation and Bylaws covered by the proposed amendments would require a vote by holders of not less than 80% of the voting power of the Company.

  The purpose and intended effect of the amendments are to enhance the continuity and stability of the Company's management by making it more difficult for stockholders to remove or change the incumbent members of the Board of Directors. The amendments also render the Company a less attractive target for an unfriendly acquisition by an outsider by making it more difficult for such a person to obtain control of the Company and thereafter change the respective sections of the Certificate of Incorporation and Bylaws amended. The amendments are intended to encourage persons seeking to acquire control of the Company to initiate such efforts through negotiations with the Company's Board of Directors. The amendments are also intended to increase the bargaining leverage of the Board of Directors, on behalf of the Company, in any negotiations concerning a potential change of control of the Company.

   The amendments will, however, make more difficult or discourage a proxy contest for the assumption of control by a substantial stockholder or group of stockholders and thus could increase the likelihood that incumbent directors will retain their positions. The amendments may also have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of the Company in a manner that would be unfriendly to the incumbent Board of Directors, even though such attempt might be beneficial to the Company's stockholders. Thus, the overall effect of the amendments may be to discourage an unsolicited tender offer which would result in the assumption of control by a holder or holders of a large block of the Company's shares and the removal of incumbent management.

  In addition, an amendment to the Company's Certificate of Incorporation was approved by the stockholders of the Company at the Company's Annual Meeting requiring that all stockholder action be taken at a stockholders' meeting and not be taken by written consent of the stockholders. The Amendment gives all of the Company's stockholders the opportunity to participate in a proposed stockholder action. The Board of Directors also believesthat the amendment will prevent sudden stockholder action to remove the entire Board of Directors and would thereby preserve the Board of Directors' ability to negotiate with a potential takeover bidder on behalf of the Company's stockholders. The amendment will, however, permit the Board of Directors to delay, until the next annual stockholders' meeting, action favored by the holders of a majority of the outstanding stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders of the Company was held May 14, 2001, adjourned until June 12, 2001, and further adjourned until June 14, 2001 for the purpose of voting on the following items:

     1.   The amendment of Article Fifth of the Certificate of Incorporation:
          (a) to divide the Board of Directors into three classes, (b) to provide that directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of the voting power of the Company, and (c) to provide that Article Fifth may not be amended or repealed, nor a provision adopted inconsistent with Article Fifth, without the affirmative vote of the holders of at least 80% of the voting power of the Company.

     2. Subject to stockholder approval of Proposal 1. above, the amendment of the Bylaws: (a) to divide the Board of Directors into three classes,
          (b) to provide that directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of the voting power of the Company, and (c) to provide that the proposed amendments to the Bylaws may not be amended or repealed, nor a provision adopted inconsistent with the Bylaws amendments, without the affirmative vote of the holders of at least 80% of the voting power of the Company.

     3. The election of the seven directors nominated by the Company under a non-cumulative voting system to serve for terms ranging from one to three years if Proposals 1. and 2. above were approved by the stockholders and to provide that the same persons would be elected for a term of one year if Proposals 1. and 2. above were not approved by the stockholders.

     4. The amendment of the Certificate of Incorporation to require that all stockholder action be taken at a stockholders' meeting.

     5. The ratification of the appointment of KPMG, LLP as the independent accountants of the Company for the current fiscal year.

     6.   The approval of the 3TEC Energy Corporation 2001 Stock Option Plan.

     7. The approval of the 3TEC Energy Corporation 2000 Non-Employee Directors' Stock Option Plan.

The following table summarizes the tabulation of votes with respect to the foregoing matters:

                                                                   For          Against       Abstain
                                                                ---------      ---------     ---------
Proposal 1:  Amending the Certificate of                        7,411,429      4,376,780        8,039
             Incorporation: (a) dividing the
             Board of Directors into three classes,
             (b) providing that directors may be
             removed only for cause by the
             affirmative vote of the holders of at
             inconsistent with Article Fifth, without
             the affirmative vote of the holders of at
             least 80% of the voting power of the Company

Proposal 2:  Amending the Bylaws: (a) dividing                  7,374,760      4,413,984        7,514
             the Board of Directors into three classes,
             (b) providing that directors may be
             removed only for cause by the affirmative
             vote of the holders of at least two-thirds of
             the voting power of the Company, and (c) to
             provide that the proposed amendments to the
             Bylaws may not be amended or repealed,
             nor a provision adopted inconsistent with the
             Bylaws amendments, without the affirmative
             vote of the holders of at least 80% of the voting
             power of the Company

                                                                        For       Withheld
                                                                      ----------  --------
Proposal 3:
Election of seven (7) directors for one (1)
to three (3) year terms as follows:

Floyd C. Wilson                                      one (1) year      10,233,461   572,417
R.A. Walker                                          one (1) year      10,233,451   572,427
Stephen W. Herod                                     one (1) year      10,233,437   575,441
Gary R. Christopher                                  two (2) years     10,233,444   575,434
Larry L. Helm                                        two (2) years     10,233,454   575,424
David B. Miller                                      three (3) years   10,233,473   575,404
D. Martin Phillips                                   three (3) years   10,233,473   575,404

                                                            For          Against    Abstain
                                                     ---------------   ----------   -------

Proposal 4:
Amendment of the Certificate of Incorporation              7,478,199    4,310,167     7,892
to require all stockholder action be taken at a
stockholder's meeting

Proposal 5:
Ratification of the appointment of KPMG, LLP              10,477,732      306,416     5,436
as the Company's independent auditors for the
current fiscal year

Proposal 6:
Approval of the 3TEC Energy Corporation                         6,863,289      3,765,049     161,246
2001 Stock Option Plan

Proposal 7:
Approval of the 3TEC Energy Corporation                         6,875,025      3,789,020     155,539
2000 Non-Employee Directors' Stock Option
Plan

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

3.5 Certificate of Amendment of the Certificate of Incorporation of 3TEC Energy Corporation, dated June 14, 2001.*

3.6  Amendment No. 2 to Bylaws of 3TEC Energy Corporation.*

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

10.27 Third Restated Credit Agreement among 3TEC Energy Corporation, Enex Resources Corporation and 3TEC/CRI Corporation, as Borrowers, and Bank One, N.A. and the Institutions named therein, as Lenders, Bank One, N.A., as Administrative Agent, Bank of Montreal as Syndication Agent and Banc One Capital Markets, Inc., as Arranger, dated March 12, 2001.

_______________
* Filed herewith

(b) The following reports were filed on Form 8-K during the second quarter of 2001:

On April 16, 2001, the Company filed a Form 8-K/A under Items 2 and 7 amending the description of the agreement entered to acquire the stock of Classic Resources, Inc. and to include the audited financial statements.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of August 8, 2001.

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