Form 10QSB
period 2001-09-30
3TEC ENERGY CORP
filed 2001-11-08
CIK 903267

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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


                             700 MILAM, SUITE 1100
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

                         Common stock, $0.02 par value
                   15,988,400 shares as of September 30, 2001

           Transitional Small Business Disclosure Format (check one)
                                Yes [_]  No [X]

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                                 Page
                                                                                                 No.
                                                                                                 ---
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        Consolidated Balance Sheets-
          September 30, 2001 (Unaudited) and December 31, 2000 (Audited)......................    1
        Consolidated Statements of Operations (Unaudited)-
          Three and nine months ended September 30, 2001 and 2000.............................    2
        Consolidated Statements of Cash Flows (Unaudited)-
          Nine months ended September 30, 2001 and 2000.......................................    3
        Notes to Consolidated Financial Statements (Unaudited)................................    4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.........................................    9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................................   12

PART I.  CONSOLIDATED FINANCIAL INFORMATION
-------------------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                              2001            2000
                                                          ------------    ------------
ASSETS                                                    (UNAUDITED)      (AUDITED)
CURRENT ASSETS
  Cash and cash equivalents.........................      $ 19,541,986    $  4,436,497
  Accounts receivable...............................        23,313,494      26,137,738
  Other current assets..............................         1,906,141       5,389,848
                                                          ------------    ------------
      Total current assets..........................        44,761,621      35,964,083

PROPERTY (AT COST)
  Oil and gas-successful efforts method.............       382,017,317     270,277,796
  Other.............................................         3,692,556       2,030,310
                                                          ------------    ------------
                                                           385,709,873     272,308,106
Accumulated depreciation, depletion and amortization       (60,438,442)    (55,063,670)
                                                          ------------    ------------
Net Properties and Equipment........................       325,271,431     217,244,436
                                                          ------------    ------------
OTHER ASSETS........................................         1,397,646       1,555,538
                                                          ------------    ------------
TOTAL ASSETS........................................      $371,430,698    $254,764,057
                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..................................      $ 24,900,529    $ 10,746,140
  Accrued liabilities...............................         2,033,758       2,191,826
  Series C Preferred stock redemption payable.......         2,697,927       2,855,521
  Income taxes payable..............................         1,197,728       4,461,928
  Other current liabilities.........................         1,018,460         467,152
                                                          ------------    ------------
Total current liabilities...........................        31,848,402      20,722,567
                                                          ------------    ------------

LONG-TERM DEBT......................................        95,000,000      63,000,000
SENIOR SUBORDINATED CONVERTIBLE NOTES...............         2,373,844      13,223,844
DEFERRED INCOME TAXES...............................        47,494,508       6,770,981
OTHER LIABILITIES...................................                --          58,424
MINORITY INTEREST...................................         1,842,137       1,393,578

STOCKHOLDERS' EQUITY

Preferred stock, $0.02 par, 20,000,000 shares
  authorized, 266,667 designated Series B, 2,300,000
  shares designated Series C and 725,167 shares
  designated Series D, none other design............                --              --

Convertible preferred stock Series B, $7.50 stated
  value, 266,667 shares issued and outstanding.
  $2,000,000 aggregate liquidation preference.......         3,627,000       3,627,000

Convertible preferred stock Series D, $24.00 stated
  value, 615,633 and 621,930 shares issued and
  outstanding at September 30, 2001 and December 31,
  2000, respectively. $14,775,192 aggregate
  liquidation preference............................         7,495,485       7,571,553

Common stock, $.02 par value, 60,000,000 shares
  authorized, 15,988,400 and 14,687,906 shares issued
  at September 30, 2001 and December 31, 2000,
  respectively......................................           319,768         293,758

  Additional paid-in capital........................       147,959,705     136,382,775
  Retained earnings.................................        34,518,689       2,768,417
  Treasury stock; 69,807 shares at September 30,
   2001 and December 31, 2000, respectively.........        (1,048,840)     (1,048,840)
                                                          ------------    ------------
TOTAL STOCKHOLDERS' EQUITY..........................       192,871,807     149,594,663
                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES.......................               --              --
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........      $371,430,698    $254,764,057
                                                          ============    ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30                   SEPTEMBER 30
                                                  ---------------------------   ----------------------------
                                                  (UNAUDITED)    (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
                                                     2001           2000            2001           2000
                                                  -----------    -----------    ------------    -----------
REVENUES
  Oil, natural gas and plant income............   $21,266,834    $26,740,844    $106,880,938    $66,001,245
  Gain (Loss) on sale of properties............    (3,416,552)       315,175       3,419,324        341,856
  Other........................................       145,012        251,545         597,448        703,987
                                                  -----------    -----------    ------------    -----------
TOTAL REVENUES.................................    17,995,294     27,307,564     110,897,710     67,047,088
                                                  -----------    -----------    ------------    -----------

EXPENSES
  Production
    Lease Operations...........................     4,027,187      3,483,393      13,170,100     11,305,417
    Production, severance and ad valorem tax...     1,363,748      1,627,371       6,883,243      4,446,304
    Gathering, transportation and other........       973,259        651,690       2,899,816      1,406,591
  Geological and geophysical...................       175,806         38,482         530,331        201,898
  Dry hole.....................................     1,667,389              -       1,681,961         29,261
  General and administrative...................     1,809,723      1,402,038       5,158,311      4,466,659
  Interest.....................................     1,544,732      1,683,960       5,619,066      5,953,385
  Depreciation, depletion and amortization.....     7,199,263      4,568,645      21,746,107     13,116,023
                                                  -----------    -----------    ------------    -----------
TOTAL EXPENSES.................................    18,761,107     13,455,579      57,688,935     40,925,539
                                                  -----------    -----------    ------------    -----------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE
  MINORITY INTEREST AND DIVIDENDS
  TO PREFERRED STOCKHOLDERS....................      (765,813)    13,851,985      53,208,775     26,121,550

Minority Interest..............................       147,925         86,171         448,559        188,572
Income tax expense.............................         1,699      4,680,377      20,448,079      8,817,212
                                                  -----------    -----------    ------------    -----------

NET INCOME (LOSS)..............................      (915,437)     9,085,437      32,312,137     17,115,766

Dividends to preferred stockholders............       187,327        763,326         561,865      1,345,894
                                                  -----------    -----------    ------------    -----------

NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS..........................   $(1,102,764)   $ 8,322,111    $ 31,750,272    $15,769,872
                                                  ===========    ===========    ============    ===========
NET INCOME (LOSS) PER COMMON SHARE
  BASIC........................................   $      (.07)   $       .58    $       2.15    $      1.76
                                                  ===========    ===========    ============    ===========
  DILUTED......................................   $      (.07)   $       .50    $       1.72    $      1.39
                                                  ===========    ===========    ============    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC........................................    15,134,704     14,439,232      14,790,701      8,980,318
                                                  ===========    ===========    ============    ===========
  DILUTED......................................    15,134,704     18,749,552      19,071,953     12,696,971
                                                  ===========    ===========    ============    ===========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                            ----------------------------
                                                                                             (UNAUDITED)     (UNAUDITED)
                                                                                                2001            2000
                                                                                            ------------    ------------
OPERATING ACTIVITIES

Net income..........................................................................        $ 32,312,137    $ 17,115,766

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion and amortization..........................................          21,202,670      12,497,139
  Amortization of debt issue costs..................................................             543,437         618,884
  Dry hole costs....................................................................           1,681,961          29,261
  Gain on sale of properties........................................................          (3,419,324)       (341,856)
  Deferred income taxes.............................................................          13,157,643       8,115,155
  Minority interest.................................................................             448,559         188,572
  Other Changes.....................................................................             155,150         498,706
                                                                                            ------------    ------------
Cash Flow from Operations before changes in current assets and liabilities..........          66,082,233      38,721,627
  Changes in current assets and liabilities net of acquisition effects:
   Accounts receivable and other current assets.....................................           7,435,236     (12,601,526)
   Accounts payable, accrued liabilities and other current liabilities..............           6,978,598       1,018,601
                                                                                            ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................          80,496,067      27,138,702

INVESTING ACTIVITIES
  Proceeds from sales of properties.................................................          38,080,585       5,024,612
  Acquisition of Magellan Exploration LLC, net of cash acquired.....................                   -        (269,937)
  Acquisition of Classic Resources Inc., net of cash acquired.......................         (58,670,104)              -
  Acquisition of oil and gas properties.............................................         (18,510,859)    (55,442,670)
  Development of oil and gas properties.............................................         (56,645,600)    (14,106,303)
  Additions to other assets.........................................................          (1,978,195)       (568,730)
                                                                                            ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES...............................................         (97,724,173)    (65,363,028)

FINANCING ACTIVITIES
  Proceeds from long term debt......................................................         104,000,000      58,100,000
  Principal payments on long term debt..............................................         (72,000,000)    (90,600,000)
  Proceeds from issuance of common stock............................................                   -      68,115,052
  Proceeds from exercise of stock options and warrants..............................             521,722               -
  Preferred stock dividends.........................................................            (188,127)     (1,249,068)
  Treasury stock purchase - Alabama dissenters......................................                   -         137,878
  Debt, common stock and preferred stock issue and registration costs...............                   -      (1,409,803)
                                                                                            ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...........................................          32,333,595      33,094,059

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................          15,105,489      (5,130,267)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................           4,436,497       6,141,153
                                                                                            ------------    ------------
CASH AND CASH EQUIVALENTS AT ENDING OF PERIOD.......................................        $ 19,541,986    $  1,010,886
                                                                                            ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..........................................................................        $  5,615,003    $  6,153,687
                                                                                            ============    ============
  Income taxes......................................................................        $ 10,553,538    $          -
                                                                                            ============    ============
Non-cash investing and financing activities:
  Preferred dividends paid-in-kind..................................................        $          -    $    118,095
                                                                                            ------------    ------------
  Preferred dividends accrued but not paid..........................................        $    373,738    $     97,014
                                                                                            ============    ============
  Common stock and warrants issued in acquisition of Magellan Exploration LLC.......        $          -    $ 10,572,935
                                                                                            ============    ============
  Preferred stock issued in acquisition of Magellan Exploration LLC.................        $          -    $  7,453,457
                                                                                            ============    ============
  Deferred taxes recorded in acquisition of Classic Resources Inc...................        $ 27,565,884    $          -
                                                                                            ============    ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  INTERIM FINANCIAL STATEMENTS

  In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 2001 and the consolidated results of operations and consolidated cash flows for the periods ended September 30, 2001 and 2000.

  These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year ending December 31, 2001.

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

  Basic and diluted earnings per share for the nine month period ended September 30, 2001 and 2000 determined as follows (in thousands):

                                                                              NINE MONTHS          NINE MONTHS
                                                                                 ENDED                ENDED
                                                                          SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                                          -------------------   ------------------
Basic net income attributable to common stockholders...................               $31,750              $15,770
Plus preferred stock dividends.........................................                   562                1,346
Plus interest expense (net of tax) on subordinated convertible notes...                   494                  588
                                                                                      -------              -------
Fully diluted net income attributable to common stockholders...........               $32,806              $17,704
                                                                                      =======              =======

                                                                              OUTSTANDING          OUTSTANDING
                                                                                SHARES                SHARES
                                                                          -------------------   ------------------
Basic shares outstanding (weighted average shares).....................                14,791                8,980
Plus potentially dilutive securities:
Dilutive options and warrants applying treasury stock method...........                 2,215                1,242
Shares from conversion of subordinated convertible notes...............                 1,314                1,469
Shares from conversion of Series B preferred stock.....................                   131                   91
Shares from conversion of Series C preferred stock.....................                     -                  370
Shares from conversion of Series D preferred stock.....................                   621                  544
                                                                                      -------              -------
Fully diluted shares outstanding (weighted average shares).............                19,072               12,696
                                                                                      =======              =======

(4)  ACQUISITIONS

  On January 30, 2001, the Company acquired 100% of the issued and outstanding stock of Classic Resources Inc. ("Classic") for cash consideration of approximately $53.5 million (the "Classic Acquisition") plus other acquisition costs. The purchase price is subject to certain post-closing adjustments customary in transactions of this type. Classic was a privately-held exploration and production company with properties located in East Texas. The Company estimates these properties to have unaudited total net proved reserves of 47 Bcfe and net daily production of approximately 11 Mmcfe, as of January 31, 2001. The Classic Acquisition was financed under the Company's existing Credit Facility.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

  On May 31, 2000, the Company completed the acquisition of the CWR Properties (the "CWR Acquisition") located in East Texas for cash consideration of approximately $51.9 million. The effective date of the acquisition was January 1, 2000 and the operations are included in the Company's consolidated financial statements beginning June 1, 2000. The CWR Properties acquisition was financed under our existing credit facility, which was amended prior to closing the CWR Acquisition. The purchase price was allocated principally to oil and natural gas properties.

  On February 3, 2000, the Company completed the acquisition of Magellan Exploration LLC (the "Magellan Acquisition"), from certain affiliates of EnCap Investments L.L.C., a Delaware limited liability company and an investor in W/E Energy Company, LLC ("EnCap Investments"), and other third parties for consideration consisting of (a) 1,085,934 shares of common stock, (b) four year warrants to purchase up to 333,333 shares of common stock at $30.00 per share,
(c) 617,009 shares of 5% Series D Convertible Preferred Stock with a redemption value of $24.00 per share and (d) the assignment of a performance based "back-in" working interest of 5% of Magellan's interest in 12 exploration prospects. The purchase price of approximately $19 million was allocated principally to proved undeveloped oil and natural gas properties.

  The following pro forma data presents the results of the Company for the nine months ended September 30, 2000, as if the Classic Acquisition and the CWR Acquisition had occurred on January 1, 2000, and the results of the Company for the nine months ended September 30, 2001 as if the Classic Acquisition had occurred on January 1, 2001. The pro forma data assumes the acquisition of the respective properties and the debt financing transactions related to these acquisitions. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. The pro forma financial data does not include the financial information for the Magellan Acquisition, which is not significant with respect to the operations of the Company for the period presented (in thousands, except per share amounts):

                                                                             PRO FORMA             PRO FORMA
                                                                         NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                                            (UNAUDITED)           (UNAUDITED)
                                                                        -------------------   -------------------
Total revenues...................................................             $112,968               $79,470
Net income attributable to common stockholders...................               29,581                15,645
Net income per basic share attributable to common stockholders...                 2.00                  1.74

  The results of Classic's operations have been included in the Company's consolidated financial statements beginning on January 30, 2001 using the purchase method of accounting. The total purchase price was allocated principally to oil and natural gas assets as adjusted for deferred tax liabilities of approximately $27 million.

(5)  SENIOR SUBORDINATED DEBT

  During the third quarter, the Company sent notice of an election to prepay to the holder of $10.7 million of the Company's senior subordinated convertible notes. Pursuant to the terms of the convertible note agreement, the holder elected instead to exercise its right to convert the principal and accrued interest outstanding into common shares of the Company. Under the terms of the convertible note agreement, the balance of the note plus any accrued interest was to be converted at $9.00 per share. The conversion by the holder resulted in the retirement of approximately $10.7 million in senior subordinated debt and the issuance of an additional 1,206,127 shares of common stock of the Company.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(6)  STOCKHOLDERS' EQUITY

Common Stock

  On June 30, 2000, the Company completed its public offering of 8.05 million shares of the Company's common stock (priced at $9.00 per share). The net proceeds, approximately $66.6 million, were used primarily to repay a portion of the outstanding debt under the amended Credit Facility.

Series C Preferred Stock Redemption

  On August 31, 2000, the Company sent notices to the holders of its Series C Preferred Stock (the "Series C") advising that the Series C would be redeemed on September 30, 2000. The Series C had a redemption price of $5.00 per share and the holders had the right to convert their Series C shares into Company common stock at a ratio of one share of common for three shares of Series C prior to September 30, 2000. A total of 2,101,827 shares of the Series C were outstanding on August 31, 2000, with 1,293,521 shares (62%) held by the Company's 80% owned subsidiary, Enex Resources Corporation. Approximately 109,580 Series C shares were converted into 36,527 shares of common stock and approximately 1,992,247 Series C shares were redeemed. At September 30, 2001, the Company's liability for the Series C redemption is approximately $2.7 million.

Series D Preferred Stock

  In connection with the Magellan Acquisition, the Company issued 617,009 shares of Series D Preferred Stock, par value $0.02 per share (the "Series D"), with a redemption value of $24.00 per share. While the per share redemption and dividend amounts of all of the Company's different series of preferred stock vary, the rights as to dividends and liquidation payments are equal. Shares of Series D earn cumulative dividends at 5% per annum, payable semi-annually on March 31 and September 30 of each year, when, as and if authorized and declared by the board of directors. For a period of three years from the closing date of the Magellan Acquisition, the Company may pay the dividends at its option in cash or in additional shares of Series D. Dividends were paid on the outstanding shares of Series D as of March 31, 2000 in the form of additional shares of Series D Preferred Stock, and as of September 30, 2000 and March 31, 2001 in a cash payment.

  Holders of Series D have the right to convert one share of Series D into one share of common stock. Upon thirty days written notice, the Company has the right to redeem any or all shares of Series D for $24.00 per share plus any accrued but unpaid dividends. Holders of the Series D have no right to require the Company to redeem the Series D. During the nine month period ended September 30, 2001, 6,297 shares of the Series D Preferred Stock were converted to common stock.

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

(7)  COMMITMENTS AND CONTINGENCIES

  On November 18, 1999, the Company's shareholders approved a reincorporation of the Company from Alabama to Delaware. The Alabama Code has a shareholder dissent provision that allows a shareholder to dissent from the reincorporation and demand cash payment equal to the fair value of the common stock owned at the date of the reincorporation. Before the November 18, 1999 shareholders meeting, the Company received shareholder dissents representing ownership of 99,438 shares of common stock. Over the period December 15, 1999 to January 25, 2000, the Company received formal demands for payment from the dissenting shareholders (the

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

"dissenters"). The Company made an offer to the dissenters on March 14, 2000 and the dissenters made a counteroffer in late March. On May 26, 2000, the Company agreed to a settlement with the dissenters to purchase 62,549 shares of common stock for a total of $980,800, including interest. The settlement closed on June 30, 2000 and the shares are held by the Company as treasury stock. A shareholder holding 36,889 shares of common stock agreed to withdraw his dissent.

(8)  HEDGING ACTIVITIES

  In February 2000, the Company entered into fixed price swap agreements covering 2,000 barrels of oil per day for the period March through October 2000 at a weighted average NYMEX West Texas Intermediate price of $25.96 per barrel. During the nine month period ending September 30, 2000, the Company's oil revenues were reduced by the effect of our hedging activities by $1,584,289. The fair market value of the open position at September 30, 2000 was approximately ($565,000).

  As of December 31, 2000 and the period ended September 30, 2001, the Company did not have any open derivative instruments or hedging activities. See Note 11 for discussion of derivative instruments entered into subsequent to September 30, 2001.

(9)  ACCOUNTING PRONOUNCEMENTS

  On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

  Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

  Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not anticipate the adoption of SFAS 144 to have a material adverse impact on its financial position or results of operations.

  In August, 2001, the Financial Accounting Standards Board (FASB) issued
SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

  Implementation of SFAS 143 is required for fiscal year 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor theses obligations. Due to the effort necessary to comply with the adoption of SFAS 143, it is not practicable for management to estimate the impact of adopting SFAS 143 at the date of this report.

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

  In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, standardizes the accounting for and disclosures of derivative instruments, including certain derivative instruments embedded in other contracts. The statement is effective for the Company's financial statements on January 1, 2001. As of December 31, 2000 and the period ended September 30, 2001, the Company did not have any open derivative instruments or hedging activities.

(10)  PROPERTY DIVESTMENTS

  During the third quarter of 2001, the Company sold non-strategic properties for net cash proceeds of approximately $26.3 million, resulting in a loss of $3.4 million. The Company will attempt to acquire replacement properties in order to defer the tax gain on the sales of these properties in accordance with the Like-Kind Exchange regulations of the Internal Revenue Service. At September 30, 2001 the Company has $18.2 million in like-kind escrow accounts pending the identification and acquisition of the replacement properties. If the Company is not successful in acquiring replacement properties, the funds in escrow will be used to reduce borrowings under the Company's credit facility and the related tax gains on the property sales will be recognized.

(11)   SUBSEQUENT EVENTS

  During October 2001, the Company announced it had entered into a definitive merger agreement to merge a wholly-owned subsidiary of the Company into Enex Resources Corporation ("Enex"). If the merger is approved by the Enex shareholders, each share of Enex common stock (other than shares owned by 3TEC) will be converted into the right to receive $14.00 per share in cash, resulting in a cash payment by the Company of approximately $3.8 million. The Company
currently owns 80% of the outstanding common stock of Enex.   Closing of the
transaction is subject to the approval of Enex's stockholders and other customary closing conditions. A special meeting of Enex stockholders is expected to be held in December, 2001. The Company anticipates funding the transaction with available cash on hand or from available capacity under its Credit Facility.

  During October 2001, the Company entered three natural gas option contracts resulting in a costless collar with a floor of $2.67/Mmbtu and a ceiling of $3.15/Mmbtu. The three contracts were for the NYMEX natural gas contract period of November 2001 through March 2002. The structure of contracts was accomplished through the sale of two call options and the purchase of a put option. The first call, at $3.15/Mmbtu covering 40 Mmbtu/day, and the second call, at $3.50/Mmbtu covering 20/Mmbtu/day, were combined with the purchase of a put covering 40 Mmbtu/day at $2.67/Mmbtu. The proceeds from the sale of the $3.50/Mmbtu call were applied to the purchase of

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

the put which enabled the Company to raise the floor of the collar. The Company has not designated these as hedges and therefore will report the fluctuation of the value of these contracts based upon a marked to market analysis through the Company's income statement as a gain or loss on derivative contracts.

  During October 2001, the Company received notice of conversion from the holder of the Company's balance of the senior subordinated convertible notes outstanding at September 30, 2001. The holder has elected to exercise its right to convert the principal and accrued interest outstanding into common shares of the Company. Under the terms of the convertible note agreement, the balance of the note plus any accrued interest was to be converted at $9.00 per share. The conversion by the holder resulted in the retirement of approximately $2.4 million in senior subordinated debt and the issuance of an additional 265,013 shares of common stock of the Company.


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

OVERVIEW

  We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East and South Texas and the Gulf Coast region. Our management and technical staff have substantial experience in each of these areas. As of December 31, 2000, on a pro forma basis including the subsequent acquisition of Classic, we had at that date estimated total net proved reserves of 354 Bcfe, of which approximately 81% were natural gas and approximately 74% were proved developed, with an estimated PV-10 value of $1.23 billion (using SEC pricing parameters at December 31, 2000.)

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

  For the year 2001, we have budgeted approximately $63 million for development and exploration capital expenditures. Through September 30, 2001, the Company has expended approximately $56.6 million of its capital budget.

  We are obligated to pay dividends of approximately $740,000 per year on the Series D Preferred Stock, which we may pay in either cash or in additional shares of Series D Preferred Stock during the three years ending February 1, 2003.

  Our primary source of financing for acquisitions has been borrowings under our credit facility and proceeds from property sales. Management believes that the Company will have sufficient cash flow from operations and borrowings under our credit facility to meet the Company's obligations and operating needs for the current year. Management also believes that the Company has the ability to raise additional equity or debt financing and otherwise access the capital markets should those sources of capital prove insufficient to execute our strategic objectives. However, future cash flows are subject to a number of variables, including the Company's level of production and prices, and Management cannot assure that operations and other capital resources will provide cash of sufficient amounts to maintain planned levels of capital expenditures.

  On March 12, 2001, the Company entered into the Third Restated Credit Facility among the Company, Enex Resources Corporation and 3TEC/CRI Corporation, as borrowers, and Bank One, NA and the institutions named therein, as lenders (the "Credit Facility"). The Credit Facility provides for a borrowing base which is redetermined on a semi-annual basis, and as of September 30, 2001, was set at $155 million. The borrowing base was reduced during the third quarter to $155 million in connection with the divestment of certain non-strategic assets by the Company as described in Note 10 of the Consolidated Financial Statements. Interest under the Credit Facility is based upon either the bank's prime rate plus a low of zero to a high of 50 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 212.5 as amounts outstanding increase as a percentage of the borrowing base. At September 30, 2001, we were paying an average of approximately 4.88 % per annum interest on the entire principal balance of the Credit Facility of $95 million. The Credit Facility matures on May 31, 2003. The borrowings under the Credit Facility are secured by substantially all of our properties.

  In connection with this Credit Facility, we are required to adhere to certain affirmative and negative covenants. The loan agreement contains a number of dividend restrictions and restrictive covenants which, among other things, require the maintenance of a minimum current ratio and interest coverage ratio. At September 30, 2001, the Company was in compliance with the terms of the Credit Facility.

  We generally sell our oil at local field prices paid by the principal purchasers of oil. The majority of our natural gas production is sold at spot prices. Accordingly, we are generally subject to the commodity prices for these resources as they vary from time to time. As of September 30, 2001, the Company does not have any derivative instruments or hedging activities in place, however, the Company has entered into certain derivative instruments subsequent to September 30, 2001. See discussion in Note 11.

  Due to our significant property and corporate acquisitions and divestments in 2000 and 2001, and our current capital structure, comparisons of our results of operations for interim periods in 2001 can be difficult. You should read the following discussion and analysis together with our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2000, filed in our 2000 Form 10-KSB.

  The following table reflects certain summary operating data for the periods presented:

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30        SEPTEMBER 30
                                          ------------------   -----------------
                                             2001      2000      2001      2000
                                          --------    ------   -------   -------
Net Production Data :
---------------------
Oil and Liquids (MBbls)................        206       267       778       867
Natural Gas (MMcf).....................      5,662     4,642    17,597    12,273
Equivalent Production (MMcfe)..........      6,898     6,244    22,265    17,475

Average Sales Price: (1)
------------------------
Oil and Liquids (per Bbl)..............     $23.09    $24.22   $ 25.66   $ 24.69
Natural Gas (per Mcf)..................       2.81      4.26   $  4.84   $  3.56
Equivalent price (per Mcfe)............       3.00      4.28   $  4.73   $  3.78

Expenses ($ per Mcfe):
----------------------
Lease operations.......................     $ 0.58    $ 0.56   $  0.59   $  0.65
Production, severance and ad valorem...       0.20      0.26   $  0.31   $  0.25
Gathering, transportation and other....       0.14      0.10   $  0.13   $  0.08
General and administrative.............       0.26      0.22   $  0.23   $  0.26
Depreciation and depletion.............       1.04      0.73   $  0.98   $  0.75

--------------
(1)  Includes effect of our hedging activities.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

  Oil and Gas Revenues. Revenues from oil and gas operations decreased by 20% to $21.3 million for the three months ended September 30, 2001, compared to $26.7 million for the same period during 2000. The decrease is attributable to the Company's property divestments during 2001 and by lower commodity prices received by the Company during the period.

  Gain (Loss) on Property Sales. Gain (loss) on sales of properties for the three months ending September 30, 2001 amounted to ($3.4) million compared to $0.3 million during the same period of 2000. The decrease is a result of the Company's focused efforts towards the divestment of non-strategic oil and gas properties.

  Production Expense. Production expense for the three months ended September 30, 2001, increased by 10% to $6.4 million compared to $5.8 million during the same period of 2000 due primarily to increased service sector costs seen throughout the industry during 2001. Lease operating expenses on an $/MCFE basis increased to$0.58/MCFE from $0.56/MCFE. Lower realized commodity prices during the three months ended September 30, 2001 of $3.00/MCFE vs. $4.28/MCFE in 2000 is the principal reason for the decrease in production and severance taxes.

  General and Administrative Expense. General and administrative expense for the three months ended September 30, 2001 increased by $0.4 million compared to the same period in 2000. The increase is attributable to increased staffing levels as a result of the Company's significant growth from acquisitions.

  Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") for the three months ended September 30, 2001 was $7.2 million compared to $4.6 million for the same period of 2000. The increased DD&A recorded is attributed to the Company's significant production growth from acquisitions and capital expenditures related to its developmental drilling activity.

  Income Taxes. For the three months ended September 30, 2001, the Company recorded a tax provision of $0.02 million compared to a tax provision of $4.7 million during the same period in 2000. The provision recorded in 2001represents the Company's net income for the three months ended at its expected effective tax rate for 2001 of approximately 38% impacted by fiscal year 2000 return to accrual adjustments.

  Dividends to Preferred Stockholders. Dividends to preferred stockholders of approximately $0.2 million in the three months ended September 30, 2001 decreased from $0.8 million for the three months ended September 30, 2000. The decrease in dividends was due to the redemption of the Series C Preferred Stock at September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

  Oil and Gas Revenues. Revenues from oil and gas operations increased by 62% to $106.9 million for the nine months ended September 30, 2001, compared to $66.0 million for the same period during 2000. The increase is attributable to the Company's significant revenue growth via acquisitions and drilling as well as higher commodity prices received by the Company during the period.

  Gain (Loss) on Property Sales. Gain (loss) on sales of properties for the nine months ending September 30, 2001 increased to $3.4 million compared to $0.3 million during the same period of 2000. The increase is a result of the Company's focused efforts towards the divestment of non-strategic oil and gas properties.

  Production Expense. Production expense for the nine months ended September 30, 2001, increased by 34% to $23.0 million compared to $17.2 million during the same period of 2000. Lease operating expenses on an $/MCFE basis decreased to $0.59/MCFE from $0.65/MCFE, while production, severance and ad valorem taxes increased to $0.31/MCFE from $0.25/MCFE. Lower per unit operating costs associated with the Company's acquired properties and higher per unit operating costs of properties sold by the Company are attributed to the current period decrease. Higher realized commodity prices during the nine months ended September 30, 2001 of $4.73/MCFE vs. $3.78/MCFE in 2000 is the principal reason for the increase in production and severance taxes.

  General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2001 increased by $0.7 million compared to the same period in 2000. The increase is attributable to increased staffing levels as a result of the Company's significant growth from acquisitions.

  Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") for the nine months ended September 30, 2001 was $21.8 million compared to $13.1 million for the same period of 2000. The additional DD&A recorded is attributed to the Company's significant production growth from acquisitions and capital expenditures related to its developmental drilling activities.

  Income Taxes. For the nine months ended September 30, 2001, the Company recorded a tax provision of $20.4 million compared to a tax provision of $8.8 million during the same period in 2000. The provision recorded in 2001represents the Company's net income for the nine months ended at its expected effective tax rate for 2001 of approximately 38% impacted by fiscal year 2000 return to accrual adjustments.

  Dividends to Preferred Stockholders. Dividends to preferred stockholders of approximately $0.6 million in the nine months ended September 30, 2001 decreased from $1.3 million for the six months ended September 30, 2000. The decrease in dividends was due to the redemption of the Series C Preferred Stock at September 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  The following documents are filed as exhibits to this report:

2.1 Agreement and Plan of Merger, dated December 21, 1999, by and between 3TEC Energy Corporation, 3TM Acquisition L.L.C., Magellan Exploration, LLC and ECIC Corporation, EnCap Energy Capital Fund III, L.P.,EnCap Energy Acquisition III-B, Inc., BOCP Energy Partners, L.P., and Pel-Tex Partners, L.L.C. (Incorporated by reference to Exhibit C to Form DEF14A, filed January 11, 2000.)

2.2 Agreement and Plan of Merger, dated November 24, 1999, by and between 3TEC Energy Corporation, a Delaware corporation, and Middle Bay Oil Company, Inc., an Alabama corporation. (Incorporated by reference to Exhibit A to Form DEF14A, filed October 25, 1999.)

2.3 First Amendment to Agreement and Plan of Merger, effective as of January 14, 2000, by and among 3TEC Energy Corporation, 3TM Acquisition L.L.C., Magellan Exploration, LLC, ECIC Corporation, EnCap Energy Capital Fund III, L.P., EnCap Energy Acquisition III-B, Inc., BOCP Energy Partners, L.P., and Pel-Tex Partners, L.L.C. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed February 4, 2000.)

2.4 Second Amendment to Agreement and Plan of Merger, effective as of February 2, 2000, by and among 3TEC Energy Corporation, 3TM Acquisition L.L.C., Magellan Exploration, LLC, ECIC Corporation, EnCap Energy Capital Fund III, L.P., EnCap Energy Acquisition III-B, Inc., BOCP Energy Partners, L.P., and Pel-Tex Partners, L.L.C. (Incorporated by reference to Exhibit 2.2 to Form 8-K filed February 4, 2000.)

2.5 Form of Agreement of Sale and Purchase by and between C.W. Resources, Inc., Westerman Royalty, Inc., and Carl A. Westerman and 3TEC Energy Corporation. (Incorporated by reference to Exhibit 10.32 to Form S-2 filed April 28, 2000.)

2.6 Form of Stock Purchase Agreement by and between 3TEC Energy Corporation and Classic Resources, Inc., Natural Gas Partners IV, L.P., Natural Gas Partners V, L.P., and certain individual signatories. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed February 13, 2001.)

3.1 Certificate of Incorporation of 3TEC Energy Corporation. (Incorporated by reference to Exhibit 3.1 Form 8-K/A filed December 6, 1999.)

3.2 Certificate of Amendment to the Certificate of Incorporation of 3TEC Energy Corporation. (Incorporated by reference to Exhibit 3.3 Form 10-KSB filed
March 30, 2000.)

3.3 Certificate of Amendment of the Certificate of Incorporation of 3TEC Energy Corporation, dated June 14, 2001 (Incorporated by reference to Exhibit 3.5
Form 10-QSB filed August 8, 2001.)

3.4 Certificate of Merger of Middle Bay Oil Company, Inc. into 3TEC Energy Corporation. (Incorporated by reference to Exhibit 3.3 Form 8-K/A filed December 16, 1999.)

3.5 Bylaws of the Company. (Incorporated by reference to Exhibit C of the Company's definitive proxy statement filed October 25, 1999.)

3.6  Amendment No. 1 to Bylaws of the Company. (Incorporated by reference to
Exhibit 4.5 Form S-8 filed October 26, 2001.)

3.7 Amendment No. 2 to Bylaws of 3TEC Energy Corporation. (Incorporated by reference to Exhibit 3.6 to Form 10-QSB filed August 8, 2001.)

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

10.3 Securities Purchase Agreement, dated August 27, 1999 by and between the Company and Shoeinvest II, LP. (Incorporated by reference to Exhibit 10.3 to Form 10-QSB filed November 15, 1999.)

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

10.6 Agreement to Terminate Shareholders' Agreement, dated April 30, 2001, by and among the Company and the Major Shareholders.*

10.7 Registration Rights Agreement, dated August 27, 1999 by and among the Company, 3TEC Energy Corporation, the Major Shareholders, Shoemaker Family Partners, LP and Shoeinvest II, LP. (Incorporated by reference to Exhibit 10.6 to Form 10-QSB filed November 15, 1999.)

10.8 Amendment to Registration Rights Agreement, dated October 19, 1999 by and among the Company, W/E Energy Company, L.L.C. f/k/a 3TEC Energy Company L.L.C., f/k/a 3TEC Energy Corporation, Shoemaker Family Partners, LP, Shoeinvest II, LP, and The Prudential Insurance Company of America. (Incorporated by reference to
Exhibit 10.2 to Form 8-K filed November 2, 1999.)

10.9 Participation Rights Agreement, dated October 19, 1999 by and among the Company, The Prudential Insurance Company of America and W/E Energy Company L.L.C. (Incorporated by reference to Exhibit 10.3 to Form 8-K filed November 2, 1999.)

10.10 Employment Agreement, dated April 15, 2000 by and between Floyd C. Wilson and the Company. (Incorporated by reference to Exhibit 10.9 to Form S-2 filed April 28, 2000.)

10.11 Employment Agreement, dated May 1, 2000, by and between R.A. Walker and the Company. (Incorporated by reference to Exhibit 10.31 to Form S-2 filed April 28, 2000.)

10.12 Restated Credit Agreement by and among Middle Bay Oil Company, Inc., Enex Resources Corporation and Middle Bay Production Company, Inc. as borrowers, and Bank One, Texas, N.A. and other institutions as lenders. (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed December 17, 1999.)

10.13 Subordination Agreement, dated August 27, 1999 by and among Shoemaker Family Partners, LP, Compass Bank, and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.15 to Form 10-QSB filed November 15, 1999.)

10.14 Subordination Agreement, dated August 27, 1999 by and among Shoeinvest II, LP, Compass Bank, and Bank of Oklahoma, National Association. (Incorporated by reference to Exhibit 10.16 to Form 10-QSB filed November 15, 1999.)

10.15 Letter Amendment No. 1 to Middle Bay Oil Company, Inc. Securities Purchase Agreement, dated November 23, 1999, by and among Bank One Texas, NA, Middle Bay Oil Company, Inc. (n/k/a 3TEC Energy Corporation) and The Prudential Insurance Company of America (Incorporated by reference to Exhibit 10.21 to Form S-2 filed April 28, 2000 and replacing the unexecuted Exhibit 10.17 of Form 10-QSB filed November 15, 1999.)

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

10.18 Intercreditor Agreement, dated as of November 23, 1999, among Middle Bay Oil Company, Inc., Bank One Texas, N.A. and Shoeinvest II, LP. (Incorporated by reference to Exhibit 10.20 to Form S-2 filed April 28, 2000.)

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

10.21 Amendment to Securities Purchase Agreement, dated as of November 23, 1999, among Middle Bay Oil Company, Inc. and Shoeinvest II, LP. (Incorporated by reference to Exhibit 10.24 to Form S-2 filed April 28, 2000.)

10.22 Amended and Restated 1995 Stock Option and Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit B to Form DEF 14A filed May 5, 1997.)

10.23 Amendment No. 1 to the Amended and Restated 1995 Stock Option and Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit B to Form DEF 14A filed May 5, 1998.)

10.24 Amendment No. 1 to Amended and Restated 1995 Stock Option and Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 99.7 Form S-8 filed November 6, 2000.)

10.25 Amendment No. 3 to Amended and Restated 1995 Stock Option and Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 99.8 Form S-8 filed November 6, 2000.)

10.26 1999 Stock Option Plan. (Incorporated by reference to Exhibit E to Form DEF 14A filed October 25, 1999.)

10.27 Amendment No. 1 to 3TEC Energy Corporation 1999 Stock Option Plan. (Incorporated by reference to Exhibit 99.4 Form S-8 field November 6, 2000.)

10.28 2000 Stock Option Plan (Incorporated by reference to Exhibit A to Form DEF 14A filed on May 1, 2000.)

10.29 Amendment No. 1 to 3TEC Energy Corporation 2000 Stock Option Plan. (Incorporated by reference to Exhibit 99.2 Form S-8 field November 6, 2000.)

10.30 3TEC Energy Corporation 2001 Stock Option Plan. (Incorporated by reference to Exhibit 99.1 Form S-8 filed October 26, 2001.)

10.31 3TEC Energy Corporation 2000 Non-Employee Directors Stock Option Plan. (Incorporated by reference to Exhibit 99.2 S-8 filed October 26, 2001.)

10.32 Second Restated Credit Agreement among 3TEC Energy Corporation, Enex Resources Corporation, Middle Bay Production Company, Inc., and Magellan Exploration, LLC, as Borrowers, and Bank One, Texas, N.A. and the Institutions named therein, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Bank of Montreal as Syndication Agent and Banc One Capital Markets, Inc., as Arranger, dated May 31, 2000. (Incorporated by reference to Exhibit 10.28 to Form S-2/A filed September 6, 2000.)

10.33 First Amendment to Shareholders' Agreement by and among 3TEC Energy Corporation, the W/E Shareholders and the Major Shareholders, dated May 30, 2000. (Incorporated by reference to Exhibit 10.29 to Form S-2/A filed September 6, 2000.)

10.34 Third Restated Credit Agreement among 3TEC Energy Corporation, Enex Resources Corporation and 3TEC/CRI Corporation, as Borrowers, and Bank One, N.A. and the Institutions named therein, as Lenders, Bank One, N.A., as Administrative Agent, Bank of Montreal as Syndication Agent and Banc One Capital Markets, Inc., as Arranger, dated March 12, 2001. [Incorporated by reference to
Exhibit 10.27 to Form 10-QSB filed May 14, 2001.]
_______________
* Filed herewith

(b) The following reports were filed on Form 8-K during the third quarter of 2001:

  On September 24, 2001, the Company filed a Form 8-K under Item 5 describing a stock repurchase plan approved by the Company's Board of Directors on September 20, 2001.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of November 8, 2001.

                                3TEC ENERGY CORPORATION
                                  (Registrant)

                              By: /s/ Floyd C. Wilson
                                 ----------------------
                                 Floyd C. Wilson
                                 Chairman and Chief Executive Officer, Director


                              By: /s/ R.A. Walker
                                 ----------------------
                                 R.A. Walker
                                 President, Chief Financial Officer, Director


                              By: /s/ Shane M. Bayless
                                 ----------------------
                                 Shane M. Bayless
                                 Vice President-Controller, Treasurer and
                                 Principal Accounting Officer