Form 10KSB
period 2001-12-31
3TEC ENERGY CORP
filed 2002-04-01
CIK 903267

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB

(Mark One)

  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2001

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

                                Pennzoil Plaza
                         700 Milam Street, Suite 1100
                             Houston, Texas 77002
                                (713) 821-7100
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   Revenues of Registrant for fiscal year ended December 31, 2001 are $122,779,077.

   The aggregate market value as of March 7, 2002 of voting and nonvoting stock held by nonaffiliates of the Registrant was $230,472,833.

   As of March 7, 2002 the Registrant had 16,504,503 shares of Common Stock, $.02 par value outstanding.

   The Registrant's definitive proxy statement, to be filed pursuant to Regulation 14A on or before May 1, 2002, is incorporated by reference for the information set forth in Part III of this Form 10-KSB.

   Transitional Small Business Disclosure Format: Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----
 Item 1.  Business......................................................     4
          Background....................................................     4
          Recent Developments...........................................     4
          Business Strategy.............................................     5
          Marketing.....................................................     6
          Competition...................................................     6
          Regulation....................................................     6
          Employees.....................................................     8
          Our Executive Offices.........................................     8

 Item 2.  Properties....................................................     9
          Description of Our Properties.................................     9
          Natural Gas and Oil Reserves..................................    10
          Volumes, Prices and Operating Expenses........................    11
          Development, Exploration and Acquisition Capital
           Expenditures.................................................    11
          Drilling Activity.............................................    12
          Productive Wells..............................................    12
          Acreage Data..................................................    12
          Current Activities............................................    13

 Item 3.  Legal Proceedings.............................................    13

 Item 4.  Submission of Matters to Vote of Security Holders.............    13

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................    13

 Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    14
          Overview......................................................    14
          Description of Critical Accounting Policies...................    14
          Liquidity and Capital Resources...............................    16
          Results of Operations.........................................    17
          Year Ended December 31, 2001, Compared With Year Ended
           December 31, 2000............................................    17
          Year Ended December 31, 2000, Compared With Year Ended
           December 31, 1999............................................    19

 Item 7.  Financial Statements..........................................    19

 Item 8.  Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    19

                                    PART III

 Item 9.  Directors and Executive Officers of the Registrant............    20

 Item 10. Executive Compensation........................................    20

 Item 11. Security Ownership of Certain Beneficial Owners and
           Management...................................................    20

 Item 12. Certain Relationships and Related Transactions................    20

 Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K............................................................    20
          Glossary of Certain Oil and Gas Terms.........................    24
          Signatures....................................................    26
          Power of Attorney.............................................    26

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

  .financial position;

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

   We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. As of December 31, 2001, we had estimated total net proved reserves of 263 Bcfe, of which approximately 88% were natural gas and approximately 204 Bcfe, or 77%, were proved developed, with an estimated SEC Case PV-10 value of $212 million. We exited 2001 at a net daily production rate of approximately 85 Mmcfe.

   We have increased our reserves and production principally through acquisitions. We focus on properties that have a substantial proved reserve component and which management believes to have additional exploitation opportunities. Additionally, we have also acquired a number of drilling prospects covered by an extensive 3-D seismic database that we believe have exploration potential. We have assembled an experienced management team and technical staff with expertise in property acquisitions and development, reservoir engineering, exploration and financial management.

   In August 1999, W/E Energy Company L.L.C. ("W/E LLC"), an entity which was owned by affiliates of EnCap Investments L.L.C. ("EnCap") and Floyd C. Wilson, purchased a controlling interest in us for approximately $20.5 million in cash and $875,000 in producing properties. Concurrently with the investment by W/E LLC, Mr. Wilson was named our Chairman and Chief Executive Officer. Following the change in control in August 1999 discussed below, during the fourth quarter of 1999 and the first half of 2000 we closed several transactions that changed our senior management team, capital structure and our property base. During the fourth quarter of 2001, W/E LLC was dissolved and its holdings of 3TEC common stock and warrants were distributed to its members. See discussion in Note 3 of the Company's notes to consolidated financial statements.

   On June 30, 2000, the Company completed a public offering of 8.05 million shares of the Company's common stock priced at $9.00 per share. The net proceeds, approximately $66.6 million, were used primarily to repay a portion of the outstanding debt under the Company's Credit Facility, hereafter defined.

Recent Developments


  . On December 31, 2001, the shareholders of Enex Resources Corporation
    ("Enex") voted to approve the merger of Enex with a wholly-owned subsidiary of the Company. Each share of Enex common stock (other than shares owned by 3TEC) was converted into the right to receive $14.00 per share in cash. 3TEC owned 80% of the outstanding common stock of Enex. A cash payment of approximately $3.8 million was made by the Company to the Enex shareholders.

  . During 2001, the Company sent notices of an election to prepay to the holders or received notice of an election to convert the Company's $13.2 million senior subordinated convertible notes. Pursuant to the terms of the convertible note agreements, the holders exercised their rights to convert the principal and accrued interest outstanding into common shares of the Company. Under the terms of the convertible note agreements, the balance of the note plus any accrued interest was to be converted at $9.00 per share. The conversion by the holders resulted in the retirement of the $13.2 million in senior subordinated debt and the issuance of an additional 1,487,806 shares of common stock of the Company.

  . During 2001, the Company completed the sale of certain non-strategic oil and gas properties for net cash proceeds of approximately $36.7 million. In order to defer the tax gain on the sales of certain properties, the Company successfully replaced a portion of these properties in accordance with the Like-Kind Exchange regulations of the Internal Revenue Service. At December 31, 2001, the Company had $13.9 million of cash in like-kind escrow accounts. In January 2002, the like-kind replacement term expired in accordance with the Internal Revenue Service regulations and the balance of the escrow accounts were used to reduce borrowings under the Company's Credit Facility.

  . On January 30, 2001, the Company acquired 100% of the issued and outstanding stock of Classic Resources Inc. ("Classic Acquisition") for cash consideration of approximately $53.5 million plus other acquisition costs. Classic was a privately-held exploration and production company with properties located in East Texas. The Company's estimate of total net proved reserves at the time of the acquisition for Classic's oil and gas properties was 47 Bcfe and net daily production of approximately 11 Mmcfe. The Company financed the acquisition under its existing Credit Facility.

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

Employees

   At December 31, 2001, we had 67 full-time employees. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site surveillance, permitting and environmental assessment.

Our Executive Offices

   Our principal executive offices are located at 700 Milam Street, Suite 1100, Houston, Texas 77002, and our telephone number is 713.821.7100. Our website is www.3tecenergy.com.

Item 2. Properties

Description of Our Properties

   We present information regarding our natural gas and oil reserves, properties, and operating results below.

                                               As of December 31, 2001
                         -------------------------------------------------------------------
                            Estimated Net Proved
                                  Reserves                  Percent   Proved      Budgeted
                         --------------------------  PV-10   Total  Undeveloped 2002 Capital
                           Gas      Oil      Total   Value   PV-10   Drilling   Expenditures
                         (Mmcf)  (MBbls)(1) (Mmcfe) ($000)   Value   Locations     ($000)
                         ------- ---------- ------- ------- ------- ----------- ------------
East Texas.............. 150,934   1,322    158,866 110,546   52.1%     144        17,675
Gulf Coast Area.........  28,536   1,338     36,564  59,567   28.1%       2        13,170
South Texas.............  25,747       3     25,765  12,465    5.9%       7        15,774
Mid-Continent Area......  15,442     957     21,184  14,844    7.0%       2            --
Permian/San Juan Area...  10,607   1,700     20,807  14,033    6.6%      --            --
Other Areas.............      --      17        102     894    0.3%      --            --
                         -------   -----    ------- ------- -------     ---        ------
  Total................. 231,266   5,337    263,288 212,349 100.00%     155        46,619(2)
                         =======   =====    ======= ======= =======     ===        ======

--------
(1) Includes oil, condensate and plant products barrels.
(2) As discussed in "Liquidity and Capital Resources" within Management's Discussion and Analysis, the Company's 2002 capital expenditure budget will range between $45-65 million and be dependant on the price of natural gas. The $46.6 million reflected in the table assumes a $2.50/Mmbtu average price for 2002. Natural gas prices in excess of $2.50/Mmbtu will allow the Company to expand its average capital expenditure program up to $65 million.

   East Texas. Our largest fields are located in the East Texas area. The Rosewood, Glenwood, White Oak, Beckville, Carthage, East Henderson and Oak Hill fields all produce from the Cotton Valley formation and have numerous proved undeveloped drilling locations. Many of these development drilling locations are based on a change in regulatory field rules that now permit wells to be drilled on 80 acre spacing as opposed to 160 acre spacing. At December 31, 2001 we have identified 144 proved undeveloped locations in this area. For 2002, we have budgeted approximately $18 million for drilling of development wells and exploitation activities in this area.

   Gulf Coast. We have established a substantial base of proved reserves and undeveloped acreage with significant exploration potential along the Gulf Coast of Texas and Louisiana. Through acquisitions, we acquired significant interests in Breton Sound Block 34 in Louisiana state waters and the Garden City and Bay de Chene fields in south Louisiana. During 2001, we participated in one successful completion in the Breton Sound area, and at the end of the year we were drilling ahead on exploratory wells in both Breton Sound and Garden City. In 2002, we intend on drilling additional exploratory tests in each of the previously mentioned three fields. Other significant fields in south Louisiana include East Roanoke, Riceville and Raceland.

   Permian, San Juan and Mid-Continent Areas. We own interests in numerous fields in the Anadarko, Permian, San Juan and Arkoma basins, Oklahoma, Texas and New Mexico. Our largest fields in these areas are Puerto Chiquito and Basin in the San Juan basin, and West Stigler in eastern Oklahoma. In 2002, we have not budgeted any capital for development drilling and exploitation activities in these areas.

   South Texas. In South Texas, we are active in two main areas, the Stuart City field in the Edwards Reef Trend and the Segundo field in Webb County, Texas. In 2002, we have budgeted approximately $16 million for development and exploration drilling in this area.

Natural Gas and Oil Reserves

   The following table presents our estimated net proved natural gas and oil reserves and the PV-10 value of our reserves as of December 31, 2001, 2000, and 1999. The period end prices of oil and natural gas at December 31, 2001, 2000, and 1999, used in the PV-10 calculation were $19.84, $25.31 and $23.64 per barrel of oil and $2.57, $9.40 and $2.23 per thousand cubic feet of natural gas, respectively. Our estimated net proved natural gas and oil reserves and the PV-10 value of our reserves as of December 31, 2001, 2000, and 1999, are based on a reserve report prepared by Ryder Scott Company for our properties. The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own. For further information concerning the PV-10 values of these proved reserves, please read note 16 of the notes to our December 31, 2001 consolidated financial statements.

                                                          December 31
                                                  ----------------------------
                                                    2001      2000      1999
                                                  -------- ---------- --------
   Proved Reserves:
     Natural gas (Mmcf)..........................  231,266    237,693  159,699
     Oil (MBbls)(1)..............................    5,337     10,672    9,835
     Natural gas equivalents (Mmcfe).............  263,288    301,725  218,709

   Proved Developed Reserves:
     Natural gas (Mmcf)..........................  175,659    177,252  122,914
     Oil (MBbls)(1)..............................    4,705      9,895    9,358
     Natural gas equivalents (Mmcfe).............  203,889    236,622  179,062
     Estimated future net cash flows before
      income taxes, (in thousands)............... $385,335 $1,996,831 $370,258
     PV-10 value, (in thousands)................. $212,349 $1,047,364 $198,615

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

                                                          Years Ended
                                                         December 31,
                                                      -------------------------
                                                       2001      2000     1999
                                                      ------    ------    -----
   Net Production Data:
     Natural gas (Mmcf).............................. 22,352    17,764    4,738
     Oil (MBbls).....................................    952     1,139      532
     Natural gas equivalents (Mmcfe)................. 28,065    24,598    7,930
   Average Sale Prices:
     Natural gas ($ per Mcf) (1)..................... $ 4.15(1) $ 4.12    $2.18
     Oil ($ per Bbl).................................  23.95     25.11(2) 16.88
     Natural gas equivalents ($ per Mcfe)............   4.12      4.20(2)  2.53
   Expenses: ($ per Mcfe)
     Lease operations................................ $ 0.60    $ 0.62    $0.80
     Production, severance and ad valorem taxes...... $ 0.27    $ 0.27    $0.17
     Gathering, transportation and other............. $ 0.14    $ 0.09    $0.02
     General and administrative...................... $ 0.25    $ 0.25    $0.52
     Depreciation, depletion and amortization........ $ 1.10    $ 0.80    $0.84

--------
(1) Does not include the effect of our derivatives activities, which was approximately $162,000 of cash settlements during 2001.
(2) Includes the effect of our hedging activities.

Development, Exploration and Acquisition Capital Expenditures

   The following table presents information regarding our net costs incurred in the purchase of properties and in exploration and development activities.

                                        Years Ended December 31,
                                        ----------------------------
                                          2001        2000    1999
                                        --------    -------- -------
                                                   (in thousands)
Acquisition............................   84,325(1) $ 79,865 $91,424
Exploration............................   19,731         695     824
Development............................   63,358      25,346   2,154
                                        --------    -------- -------
  Total costs incurred................. $167,414    $105,906 $94,402
                                        ========    ======== =======

--------
(1) Excludes approximately $29 million of deferred taxes recorded in connection with the Classic Acquisition.

Drilling Activity

   The following table shows our drilling activity for the years ended December 31, 2001, 2000 and 1999. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest in these wells.

                                                   Year Ended December 31,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------- ----------- ----------
                                              Gross  Net  Gross  Net  Gross Net
                                              ----- ----- ----- ----- ----- ----
   Exploration Wells:
     Productive..............................    4   2.52   --     --   --    --
     Non-Productive..........................    5   1.93   --     --    5  0.90
                                               ---  -----  ---  -----  ---  ----
       Total.................................    9   4.45   --     --    5  0.90
                                               ===  =====  ===  =====  ===  ====
   Development Wells:
     Productive..............................   71  26.80   66  18.30   21  5.67
     Non-Productive..........................    2   1.30   --     --   --    --
                                               ---  -----  ---  -----  ---  ----
       Total.................................   73  28.10   66  18.30   21  5.67
                                               ===  =====  ===  =====  ===  ====

Productive Wells

   The following table sets forth the number of productive natural gas and oil wells in which we owned a working interest as of December 31, 2001.

                                                                     Total
                                                               Productive Wells
                                                               -----------------
                                                                 Gross     Net
                                                               --------- -------
      Natural Gas.............................................       870     393
      Oil.....................................................       131      61
                                                               --------- -------
        Total.................................................     1,001     454
                                                               ========= =======

   Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Additionally, the Company owns a royalty interest in 177 wells and an overriding royalty interest in 826 wells. At December 31, 2001, we operated approximately 344 wells.

Acreage Data

   The following table presents information regarding our developed and undeveloped leasehold acreage as of December 31, 2001. Developed acreage refers to acreage within producing units and undeveloped acreage refers to acreage that has not been placed in producing units.

                                      Developed     Undeveloped
                                       Acreage        Acreage         Total
                                   --------------- ------------- ---------------
                                    Gross    Net   Gross   Net    Gross    Net
                                   ------- ------- ------ ------ ------- -------
   Texas.......................... 130,720  63,767 17,089  7,150 147,809  70,917
   Louisiana......................  24,966   9,526 15,747  6,825  40,713  16,352
   Oklahoma.......................  23,764   8,947  1,040    865  24,804   9,812
   Other..........................  81,770  31,969  1,307    776  83,077  32,745
                                   ------- ------- ------ ------ ------- -------
     Total........................ 261,220 114,209 35,183 15,616 296,404 129,825
                                   ======= ======= ====== ====== ======= =======

   Excluded from the acreage data are approximately 33,495 net mineral acres owned by us, primarily in La Fourche, St. Mary and Terrebonne parishes of Louisiana, all of which we believe have potential for oil and natural gas exploration.

Current Activities

   As of March 8, 2002, 4 wells (1.4 net wells) were being drilled. Three wells are in Texas and one is in Louisiana.

Item 3. Legal Proceedings

   From time to time, we are party to various routine litigation proceedings incidental to our business. We currently are not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

   Our common stock is currently quoted on the Nasdaq National Market under the market symbol "TTEN."

   The following table sets forth the high and low closing prices per share of our common stock for the periods indicated on the Nasdaq National Market.

   Period                                                           High   Low
   ------                                                          ------ ------
   2001
    First Quarter................................................. $18.63 $15.69
    Second Quarter................................................ $20.40 $14.88
    Third Quarter................................................. $17.30 $12.27
    Fourth Quarter................................................ $15.10 $13.20

   2000
    First Quarter................................................. $11.44 $ 6.38
    Second Quarter................................................  13.50   7.00
    Third Quarter.................................................  17.25   9.63
    Fourth Quarter................................................  19.13  13.38

   On March 7, 2002 the last reported sales price of our common stock on the Nasdaq National Market was $17.70 per share.

   On March 7, 2002 there were 909 holders of record of our common stock.

   Our transfer agent is American Stock Transfer and Trust Company located at 59 Maiden Lane, New York, New York 10038. You may call them toll free at
800.937.5449 to answer any questions about transferring your stock.

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

   We are obligated to pay net cash dividends in the amount of approximately $740,000 per year on our Series D Preferred Stock which may be paid, at our option, in cash or in additional shares of Series D Preferred Stock during the three years ending February 1, 2003. Our Credit Facility permits the payment of dividends on our Series D Preferred Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis in conjunction with our audited consolidated financial statements. The following information contains forward-looking statements. See "Cautionary Statement About Forward Looking Statements".

 Overview

   We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. As of December 31, 2001, we had estimated total net proved reserves of 263 Bcfe, of which approximately 88% were natural gas and approximately 204 Bcfe, or 77%, were proved developed, with an estimated SEC case PV-10 value of $212 million. We exited 2001 at a net daily production rate of approximately 85 Mmcfe.

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

 Description Of Critical Accounting Policies

   Oil and Natural Gas Properties. We utilize the successful efforts method of accounting for our oil and natural gas properties. Under this method, all development and acquisition costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves or proved reserves, as applicable. Exploration expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Expenditures for repairs and maintenance to sustain or increase production from the existing producing reservoir are charged to expense as incurred. Expenditures to recomplete a current well in a different or additional proven or unproven reservoir are capitalized pending determination that economic reserves have been added. If the recompletion to an unproven reservoir is not successful, the expenditures are charged to expense. Expenditures for redrilling or directional drilling in a previously abandoned well are classified as drilling costs to a proven or unproven reservoir for determination of capital or expense. Significant tangible equipment added or replaced is capitalized. Expenditures to construct facilities or increase the productive capacity from existing reserves are capitalized. Internal costs directly associated with the development and exploitation of properties are capitalized as a cost of the property and are classified accordingly in the Company's financial statements. Crude Oil volumes are converted to equivalent Mcf's at the rate of one barrel to six Mcf.

   The Company is required to assess the need for an impairment of capitalized costs of oil and natural gas properties and other long-lived assets whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. If impairment is indicated based on a comparison of the asset's carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. Any impairment charge incurred is recorded in accumulated depletion, depreciation, and amortization ("DD&A") to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of management judgment, including the determination of property's reserves, future cash flows, and fair value.

   Management's assumptions used in calculating oil and natural gas reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. Any change could cause impairment expense to be recorded, reducing our net income and our basis in the related asset. Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of calculating reserve estimates. There can be no assurance that the proved reserves will be developed within the periods estimated or that prices and costs will remain constant. Actual production may not equal the estimated amounts used in the preparation of reserve projections. As these estimates change, the amount of calculated reserves change. Any change in reserves directly impacts our estimate of future cash flows from the property, as well as the property's fair value. Additionally, as management's views related to future prices change, this changes the calculation of future net cash flows and also affects fair value estimates. Changes in either of these amounts will directly impact the calculation of impairment.

   DD&A expense is also directly affected by the Company's reserve estimates. Any change in reserves directly impacts the amount of DD&A expense the Company recognizes in a given period. Assuming no other changes, such as an increase in depreciable base, as the Company's reserves increase, the amount of DD&A expense in a given period decreases and vice versa. Changes in future commodity prices would likely result in increases or decreases in estimated recoverable reserves.

   The Company also uses estimates to record its accrual for oil and natural gas revenues. The volume portion of the accrual of revenue for a given period is based upon field production reports (both operated and non-operated), estimates of production added via drilling or acquisitions, historical production averages and natural production declines of the Company's properties. The price component of the Company's accrual for revenue incorporates historical averages of the Company's sales as compared to the monthly closing NYMEX price for natural gas and the West Texas Intermediate index price for crude oil.

   Several factors can impact the Company's ability to estimate its production volume such as the fact that a significant portion of the Company's production is operated by third parties. Reliance on accurate and timely data from the operators of these properties can change the actual amounts of production for which the Company receives payment. Additionally, production meters that are manually read can be different than the volume metered at the Company's sales points.

   Both the Company's estimate of sold volumes and the estimate of the price received for these sales is adjusted on an on-going basis as the Company receives payment for the accrued volumes. Changes in the estimates of the accrual are adjusted for in the subsequent periods as payment is received or additional supporting data is obtained.

   Bad Debt Expense. The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility. The Company historically has not required collateral or other performance guarantees from creditworthy counterparties. Many of our receivables are from joint interest owners on property of which we are the operator. Thus, we may have the ability to withhold future revenue disbursements to cover any non-payment of joint interest billings. Our oil and natural gas receivables quickly turnover, usually one month for oil and two months for gas; thus, signaling any problem accounts in a timely manner. Counterparties to our derivative commodity contracts are routinely reviewed for creditworthiness to determine the realizability of any related derivative assets we might carry on our books. This review of receivables and counterparties is heavily dependent on the judgment of management. If it is determined that the carrying value of a receivable or financial instrument might not be recoverable, we record an allowance to the extent we believe the receivable or asset is not recoverable. The determination as to what extent a receivable or asset might be impaired is also heavily dependent on the judgment of management. As more information becomes known related to a particular counterparty or customer, management will continually reassess previous judgments and any resulting change in the related allowance could have a material positive or negative effect on our financial position and results of operations in the period of the change.

   Derivative Activities. We use various financial instruments in the normal course of our business to manage and reduce price volatility and other market risks associated with our crude oil and natural gas production. This activity is referred to as risk management. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished through over-the-counter forward derivative contracts executed with large financial institutions.

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This standard requires us to recognize all of our derivative and hedging instruments in our consolidated balance sheets as either assets or liabilities and measure them at fair value. If a derivative does not qualify for hedge accounting, it must be adjusted to fair value through earnings. However, if a derivative does qualify for hedge accounting, depending on the nature of the hedge, changes in fair value can be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until such time as the hedged item is recognized in earnings.

   To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying items being hedged. In addition, all hedging relationships must be designated, documented, and reassesed periodically. The Company's natural gas derivative financial instruments were not designated as hedges at the time the instruments were executed. According to the provisions of SFAS 133, these instruments are marked-to-market through earnings each period.

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

   Our earnings before interest, taxes, minority interest, depletion and exploration (impairment, dry hole and geological and geophysical) ("EBITDAX") for the years ended December 31, 2001 and 2000, were $75.8 million and $74.4 million, respectively. For the year 2002, we have budgeted approximately $45-65 million for capital expenditures depending on the price of natural gas and drilling costs in 2002. The low-end of the range is based on an average natural gas price of $2.50/Mmbtu. Pricing increases to $3.00/Mmbtu and above will move the Company's capital expenditures into the higher end of the range. We are obligated to pay dividends of approximately $740,000 per year on the Series D Preferred Stock which we may pay in either cash or in additional shares of Series D Preferred Stock during the three years ending February 1, 2003.

   Our activities in 2001 have been financed through operating cash flow and bank borrowings. Our primary source of financing for acquisitions has been borrowing under our Credit Facility described below.

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

   Credit Facility. The Company has in place a $250 million credit facility (the "Credit Facility") with Bank One, NA as agent and seven other banks. The Credit Facility, as amended, matures May 31, 2003. On March 7, 2002, the Company's borrowing base under its Credit Facility was set at $145 million. The borrowing base is to be redetermined semi-annually on May 1 and November 1 and provides for interest as revised under the Credit Facility to accrue at a rate calculated at the Company's option as either the bank's prime rate plus a low of zero to a high of 50 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 212.5 as loans outstanding increase as a percentage of the borrowing base. As of December 31, 2001, the borrowing base was set at $145 million. As of December 31, 2001, the Company was paying an average of 3.68% per annum interest on the principal balance of $108 million under the Credit Facility. Prior to maturity, no payments of principal are required so long as the borrowing base exceeds the loan balance. The borrowings under the Credit Facility are secured by substantially all of the Company's oil and natural gas properties. At December 31, 2001, the amount available to be borrowed under the Credit Facility was approximately $37 million. At December 31, 2001, the Company had approximately $13.9 million in cash held in like-kind exchange escrow accounts. During January, 2002, the Company repaid borrowings under the Credit Facility with the escrow funds. At March 7, 2002, borrowings under the Credit Facility totaled $97 million.

   In connection with the Credit Facility we are required to adhere to certain affirmative and negative covenants. The loan agreement contains a number of dividend restrictions and restrictive covenants which, among other things, require the maintenance of minimum current and interest coverage ratios.

   The following table illustrates the Company's contractual obligations outstanding at December 31, 2001:

                                                   Payments Due By Period
                                            ------------------------------------
      Contractual Obligations        Total  2002  2003-2004 2005-2006 Thereafter
      -----------------------       ------- ----- --------- --------- ----------
                                                   (in thousands)
Long-term debt..................... 108,000    --  108,000       --        --
Operating leases...................   7,298 1,142    2,650    1,737     1,769
                                    ------- -----  -------    -----     -----
  Totals........................... 115,298 1,142  110,650    1,737     1,769
                                    ======= =====  =======    =====     =====

   Market Risk. We generally sell our oil at local field prices paid by the principal purchasers of oil. The majority of our natural gas production is sold at spot prices. Accordingly, we are generally subject to the commodity prices for these resources as they vary from time to time.

   Inflation and Changes in Prices. Our revenues and the value of our oil and gas properties have been and will be affected by changes in natural gas and crude oil prices. Our ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on natural gas and crude oil prices. These prices are subject to significant seasonal and other fluctuations that are beyond our ability to control or predict. During 2001, we received an average of $23.95 per barrel of crude oil and $4.15 per Mcf of gas. Costs and expenses are affected by the level of inflation, which has had a significant effect in 2001. Should current conditions in the industry be sustained, increased competition resulting in a relative shortage of oilfield supplies and/or services, inflationary cost pressures may continue.

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

   You should read the following discussion and analysis together with our audited consolidated financial statements and the related notes for the fiscal years ended December 31, 2001 and 2000.

 2001 Compared With 2000

   Revenue. Total revenue for the year ended December 31, 2001 was $122.8 million, an increase of $18.0 million (17%) over total revenue for 2000 of $104.8 million. Oil, natural gas and plant income revenues for the 2001 period were $117.9 million compared to $103.2 million in 2000, an increase of $14.7 million (14%). Realized prices for the Company's production was $4.12/Mcfe in 2001 compared to $4.20/Mcfe in 2000, while production volumes increased to 28,065 Mmcfe in 2001 compared to 24,598 Mmcfe in 2000. Realized price increases for 2001 and 2000 were reflective of the continued strong commodity price environment in the industry. Comparability of the Company's revenues and volumes were both driven by an significant drilling program in

2001 and 2000 and the acquisitions of Magellan Properties in February 2000, the CWR Properties in May 2000 and the Classic Properties in January 2001, offset by the 2001 property divestments which were all significant contributors to the year over year increases.

   Gain on Sale of Properties and Other Revenue. In 2001 vs. 2000, property divestments resulted in the recognition of gains of $0.8 million and $0.8 million, respectively. The Company continues to actively review and manage its property portfolio for divestiture of non-strategic properties. Other revenues in 2001 were $1.0 million compared to $0.8 in 2000. Other revenue consists primarily of interest, delay rental and lease bonus income.

   Gain on Derivative Fair Value. During the fourth quarter of 2001, the Company entered into certain derivative transactions that were not designated as hedges and therefore are required under generally accepted accounting principals to be "marked-to-market." At December 31, 2001, these contracts had a fair market value of $3.1 million. See further discussion in Note 13 of the Company's Notes to Consolidated Financial Statements.

   Expenses. Total expenses for the year ended December 31, 2001 were $94.8 million, an increase of $36.4 million (62%) from total expenses in 2000 of $58.4 million. Comparability of total expenses was impacted by the increase in dry hole and impairment expenses, surrendered and expired acreage and the increase in depreciation, depletion and amortization. On a per Mcfe basis, the Company's lease operating expenses decreased by 3% to $0.60 in 2001 from $0.62 in 2000. Production, severance and ad valorem tax was flat at $0.27/Mcfe in 2001 vs. $0.27/Mcfe in 2000. General and administrative expense was $0.25/Mcfe in 2001 compared to $0.25/Mcfe in 2000, interest expense $0.24/Mcfe vs. $0.31/Mcfe in 2000, and DD&A $1.10/Mcfe in 2001 compared to $0.80/Mcfe in 2000. Lease operating expenses on a unit basis were impacted by the Company's Classic Acquisition and 2001 divestiture program. The properties in the Classic Acquisition were natural gas wells with lower lease operating costs as compared to the divested properties that had higher lease operating costs which were primarily oil producers.

   Production, severance and ad valorem taxes were comparable year over year as expected with average sales prices on an mcfe basis being $4.12/Mcfe in 2001 vs. $4.20/Mcfe in 2000.

   The increase on a per unit basis to depreciation, depletion and amortization ("DD&A") is attributed to the Classic Acquisition and the Company's developmental drilling program. As the Company acquired the stock of Classic Resources, Inc., the historical tax basis of the Classic Acquisition properties were carried over to the Company's books. A corresponding deferred tax liability was recorded in the Company's purchase price allocation for the difference between the allocated value and the historical tax basis. This "gross-up" to record the deferred tax liability, resulted in approximately $29 million being added to the depletable book basis of the Classic Acquisition properties. The Company's development drilling activities during 2001 also contributed to the increase in the Company's DD&A rate in 2001 due to a majority of the proved undeveloped reserves associated with these capitalized costs associated having been already included in the Company's December 31, 2000 reserve report estimate. Thus, additional costs were added to a relatively static reserve figure, thereby increasing the per unit rate.

   Income Taxes. The Company recorded a $10.6 million income tax provision during 2001 as compared to a $14.4 million income tax provision for 2000. The results from the Company's operations generated pre-tax income of $28.0 million during 2001 vs. a pre-tax income of $46.4 million in 2000. During 2001, the Company's effective tax rate was approximately 38%. In 2001, the Company expects to pay approximately $1.6 million in current taxes. The Company paid $7.9 million in taxes for 2000.

   Net Income. The Company's 2001 net income of $16.8 million is compared to $31.7 million in 2000.

   Dividends to Preferred Shareholders. Dividends to preferred shareholders of $0.7 million in 2001 is a $0.8 million decrease (53%) over 2000 dividends of $1.5 million. The Company redeemed its Series C preferred stock in September, 2000 and recognized a non-cash charge to dividend expense of $0.5 million in 2000.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with
       Section 16(a) of the Exchange Act

   The Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required for Items 9, 10, 11 and 12 under Part III.

Item 10. Executive Compensation

   The Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required for Items 9, 10, 11 and 12 under Part III.

Item 11. Security Ownership of Certain Beneficial Owners and Management

   The Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required for Items 9, 10, 11 and 12 under Part III.

Item 12. Certain Relationships and Related Transactions

   The Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB and will provide the information required for Items 9, 10, 11 and 12 under Part III.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)1. Consolidated Financial Statements: See Index to Consolidated Financial Statements on page F-1

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

  2.7  Merger Agreement, dated October 25, 2001, by and among 3TEC Energy
       Corporation, 3NEX Acquisition Corporation and Enex Resources
       Corporation.*

  2.8 Certificate of Ownership and Merger Merging Enex Resources Corporation into 3TEC Energy Corporation filed with the Delaware Secretary of State
       January 31, 2002.*

  3.1 Certificate of Incorporation of 3TEC Energy Corporation. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed December 6, 1999.)

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

  3.5  Bylaws of the Company. (Incorporated by reference to Exhibit C to Form
       DEF14A filed October 25, 1999.)

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

 10.1  Securities Purchase Agreement, dated July 1, 1999 by and between the
       Company and 3TEC Energy Corporation. (Incorporated by reference to
       Exhibit C Form DEF14A filed July 19, 1999.)

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

 10.6 Agreement to Terminate Shareholders' Agreement, dated April 30, 2001, by and among the Company and the Major Shareholders. (Incorporated by reference to Exhibit 10.6 to Form 10-QSB filed November 8, 2001.)

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

 10.11 Employment Agreement, dated May 1, 2000, by and between R.A. Walker and the Company. (Incorporated by reference to Exhibit 10.9 to Form S-2 filed April 28, 2000.)
 10.12 Restated Credit Agreement by and among Middle Bay Oil Company, Inc.,
       Enex Resources Corporation and Middle Bay Production Company, Inc. as borrowers, and Bank One, Texas, N.A. and other institutions as lenders.
       (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed December
       17, 1999.)

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

 10.17 Intercreditor Agreement, dated as of November 23, 1999, among Middle Bay
       Oil Company, Inc., Bank One Texas, N.A. and Shoemaker Family Partners,
       LP. (Incorporated by reference to Exhibit 10.19 to Form S-2 filed April
       28, 2000.)

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

 10.26 1999 Stock Option Plan. (Incorporated by reference to Exhibit E to Form
       DEF 14A filed October 25, 1999.)
 10.27 Amendment No. 1 to 3TEC Energy Corporation 1999 Stock Option Plan.
       (Incorporated by reference to Exhibit 99.4 Form S-8 filed November 6,
       2000.)

 10.28 2000 Stock Option Plan (Incorporated by reference to Exhibit A to Form
       DEF 14A filed on May 1, 2000.)

 10.29 Amendment No. 1 to 3TEC Energy Corporation 2000 Stock Option Plan.
       (Incorporated by reference to Exhibit 99.2 Form S-8 filed November 6,
       2000.)

 10.30 3TEC Energy Corporation 2001 Stock Option Plan. (Incorporated by reference to Exhibit 99.1 Form S-8 filed October 26, 2001.)

 10.31 3TEC Energy Corporation 2000 Non-Employee Directors Stock Option Plan.
       (Incorporated by reference to Exhibit 99.2 Form S-8 filed October 26,
       2001.)

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

 10.34 Third Restated Credit Agreement among 3TEC Energy Corporation, Enex
       Resources Corporation and 3TEC/CRI Corporation, as Borrowers, and Bank
       One, N.A. and the Institutions named therein, as Lenders, Bank One,
       N.A., as Administrative Agent, Bank of Montreal as Syndication Agent and
       Banc One Capital Markets, Inc., as Arranger, dated March 12, 2001.
       (Incorporated by reference to Exhibit 10.27 to Form 10-QSB filed May 14,
       2001.)

 21.1  Subsidiaries of 3TEC Energy Corporation.*

 23.1  Consent of KPMG LLP, independent certified public accountants. *

 23.2  Consent of Ryder Scott Company, independent petroleum engineers. *

--------
* Filed herewith

   (b) The following reports were filed on Form 8-K during the fourth quarter of 2001:

   On October 26, 2001, the Company filed a Form 8-K under item 5 describing the announcement of the definitive merger agreement entered into with Enex Resources Corporation.

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

   Prospect A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of oil and natural gas.

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of April 1, 2002.

                                                 3TEC Energy Corporation
                                                      (Registrant)

                                          By:       /s/ Floyd C. Wilson
                                             ----------------------------------
                                                     Floyd C. Wilson
                                          Chairman and Chief Executive Officer

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Floyd C. Wilson             Chairman and Chief            April 1, 2002
______________________________________  Executive Officer
           Floyd C. Wilson

         /s/ R.A. Walker               President, Chief Financial    April 1, 2002
______________________________________  Officer, Director
             R.A. Walker

       /s/ Shane M. Bayless            Vice President--Controller    April 1, 2002
______________________________________  & Treasurer Principal
           Shane M. Bayless             Accounting Officer

        /s/ Larry J. Bump              Director                      April 1, 2002
______________________________________
            Larry J. Bump

        /s/ Larry L. Helm              Director                      April 1, 2002
______________________________________
            Larry L. Helm

       /s/ David B. Miller             Director                      April 1, 2002
______________________________________
           David B. Miller

      /s/ D. Martin Phillips           Director                      April 1, 2002
______________________________________
          D. Martin Phillips

      /s/ James L. Irish III           Director                      April 1, 2002
______________________________________
          James L. Irish III

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report............................................. F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000............. F-3
Consolidated Statements of Operations for the years ended December 31,
 2001 and 2000........................................................... F-4
Consolidated Statements of Cash Flows for the years ended December 31,
 2001 and 2000........................................................... F-5
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001 and 2000........................................ F-6
Notes to Consolidated Financial Statements............................... F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
3TEC Energy Corporation

   We have audited the accompanying consolidated balance sheets of 3TEC Energy Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3TEC Energy Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

   As explained in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Houston Texas
March 26, 2002

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                      December 31, December 31,
                                                          2001         2000
                                                      ------------ ------------
                       ASSETS
Current Assets:
 Cash and cash equivalents...........................   $ 17,762     $  4,436
 Accounts receivable.................................     16,835       26,138
 Income tax receivable...............................      4,464           --
 Other...............................................      4,473        5,390
                                                        --------     --------
   Total Current Assets..............................     43,534       35,964
Properties and Equipment, at cost:
 Oil and gas properties, successful efforts method...    385,264      269,531
 Other property and equipment........................      3,549        2,030
                                                        --------     --------
                                                         388,813      271,561
Accumulated depletion, depreciation and
 amortization........................................    (71,039)     (55,064)
                                                        --------     --------
Net Properties and Equipment.........................    317,774      216,497
                                                        --------     --------
Other Assets, net....................................      1,730        2,303
                                                        --------     --------
TOTAL ASSETS.........................................   $363,038     $254,764
                                                        ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable....................................   $ 25,052     $ 10,746
 Accrued liabilities.................................      1,322        2,192
 Series C Preferred stock redemption payable.........      1,349        2,855
 Income taxes payable................................         --        4,462
 Other current liabilities...........................      1,468          467
                                                        --------     --------
   Total Current Liabilities.........................     29,191       20,722
Long-Term Liabilities:
 Bank Debt...........................................    108,000       63,000
 Senior Subordinated convertible notes...............         --       13,224
 Other long-term liabilities.........................         --           58
 Minority Interest...................................         --        1,394
                                                        --------     --------
   Total Long-Term Liabilities.......................    108,000       77,676
                                                        --------     --------
Deferred income taxes................................     45,135        6,771
                                                        --------     --------
TOTAL LIABILITIES....................................    182,326      105,169
                                                        --------     --------
Commitments and Contingencies........................         --           --
STOCKHOLDERS' EQUITY
 Preferred stock, $.02 par value, 20,000,000 shares
  authorized 266,667 designated Series B, 2,300,000
  shares designated Series C and 725,167 shares
  designated Series D, none other designated.........         --           --
 Convertible preferred stock Series B, $7.50 stated
  value, 266,667 shares issued and outstanding.
  $2,000 aggregate liquidation preference............      3,627        3,627
 Convertible preferred stock Series D, 5% $24.00
  stated value, 614,776 shares and 621,930 issued
  and outstanding at December 31, 2001 and December
  31,2000, respectively, $14,755 aggregate
  liquidation preference at December 31, 2001........      7,485        7,572
 Common stock, $.02 par value, 60,000,000 shares
  authorized, 16,547,595 and 14,687,906 shares
  issued at December 31, 2001 and December 31, 2000,
  respectively.......................................        331          294
 Additional paid-in capital..........................    151,412      136,383
 Retained earnings...................................     18,906        2,768
 Treasury stock; 69,807 shares at December 31, 2001
  and December 31, 2000..............................     (1,049)      (1,049)
                                                        --------     --------
   TOTAL STOCKHOLDERS' EQUITY........................    180,712      149,595
                                                        --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $363,038     $254,764
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                            Year Ended
                                                     -------------------------
                                                     December 31, December 31,
                                                         2001         2000
                                                     ------------ ------------
REVENUES:
  Oil, natural gas and plant income.................  $  117,885   $  103,210
  Gain on sale of properties........................         815          800
  Gain on derivative fair value.....................       3,081           --
  Other.............................................         998          813
                                                      ----------   ----------
    TOTAL REVENUES..................................  $  122,779   $  104,823
EXPENSES:
  Production --
    Lease operations................................  $   16,935   $   15,326
    Production, severance and ad valorem tax........       7,711        6,692
    Gathering, transportation and other.............       3,829        2,223
  Geological and geophysical........................       1,172          666
  Dry hole and impairments..........................      12,261           29
  Surrendered and expired acreage...................       7,875           --
  General and administrative........................       6,991        6,141
  Interest..........................................       6,773        7,556
  Depreciation, depletion and amortization..........      30,983       19,779
  Other.............................................         250           --
                                                      ----------   ----------
    TOTAL EXPENSES..................................  $   94,780   $   58,412
INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
 DIVIDENDS TO PREFERRED STOCKHOLDERS................      27,999       46,411
Minority Interest...................................         511          305
Income Tax Expense..................................      10,640       14,442
                                                      ----------   ----------
NET INCOME..........................................      16,848       31,664
Dividends to preferred stockholders.................         710        1,488
                                                      ----------   ----------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS......  $   16,138   $   30,176
                                                      ==========   ==========
EARNINGS PER COMMON SHARE:
  Basic.............................................  $     1.06   $     2.91
                                                      ==========   ==========
  Diluted...........................................  $     0.91   $     2.28
                                                      ==========   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic.............................................  15,170,116   10,382,836
                                                      ==========   ==========
  Diluted...........................................  18,968,973   13,894,961
                                                      ==========   ==========

          See accompanying notes to consolidated financial statements.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Year Ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           2001         2000
                                                       ------------ ------------
OPERATING ACTIVITIES
Net income...........................................      16,848      31,664
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation, depletion and amortization............      30,265      18,713
 Amortization of debt issue costs and other..........         967       1,066
 Dry hole and impairments............................      12,261          29
 Surrendered and expired leases......................       7,875          --
 Gain on derivative fair value.......................      (3,081)         --
 Gain on sale of properties..........................        (815)       (800)
 Deferred income taxes...............................       9,017       6,480
 Minority interest...................................         511         305
 Other changes.......................................         166          --
 Changes in operating assets and liabilities:
 Accounts receivable and other current assets........       9,961     (21,706)
 Account payable and accrued liabilities.............       5,805       8,717
                                                         --------     -------
CASH PROVIDED BY OPERATING ACTIVITIES................      89,780      44,468
INVESTING ACTIVITIES
 Proceeds from sales of oil and gas properties.......      36,818       5,840
 Acquisition of Magellan Exploration LLC, net of cash
  acquired...........................................          --         418
 Acquisition of Classic Resources, Inc. net of cash
  acquired...........................................     (58,670)         --
 Acquisition of Enex Resources Corporation...........      (3,803)         --
 Acquisition of oil and gas properties...............     (22,380)    (64,612)
 Development of oil and gas properties...............     (72,554)    (24,091)
 Additions of other assets...........................      (1,930)     (1,326)
                                                         --------     -------
CASH USED BY INVESTING ACTIVITIES....................    (122,519)    (83,771)
FINANCING ACTIVITIES
 Proceeds from long-term debt........................     130,000      66,100
 Proceeds from issuance of common stock..............          --      68,103
 Proceeds from exercise of stock options and
  warrants...........................................       1,590         705
 Payments on long-term debt..........................     (85,000)    (90,600)
 Preferred stock dividends...........................        (525)     (1,369)
 Treasury stock purchase--Alabama dissenters.........          --        (981)
 Redemption of Preferred Series C stock..............          --      (1,433)
 Debt, common stock and preferred stock issue and
  registration costs.................................          --      (2,927)
                                                         --------     -------
CASH PROVIDED BY FINANCING ACTIVITIES................      46,065      37,598
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....      13,326      (1,705)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......       4,436       6,141
                                                         --------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............    $ 17,762     $ 4,436
                                                         ========     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest............................................    $  6,795     $ 7,539
 Income Taxes........................................      10,571       3,500
Non-cash investing and financing activities:
 Common stock and warrants issued in acquisition of
  Magellan Exploration LLC...........................          --      10,573
 Preferred Stock Series D issued in acquisition of
  Magellan Exploration LLC...........................          --       7,453
 Preferred Stock Series C conversions to common
  stock..............................................          --         362
 Preferred dividends incurred but not paid...........         185          --
 Common stock repurchase contingency accrual--Alabama
  dissenters.........................................          --         138
 Conversion of Preferred Series C into Common Stock..          --         910
 Preferred dividends paid in-kind....................          --         118
 Liability for redemption of Preferred Stock Series
  C..................................................          --       2,856
 Deferred taxes recorded in acquisition of Classic
  Resources, Inc.....................................      29,347          --

          See accompanying notes to consolidated financial statements.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 2001 AND 2000
                         (in thousands, except shares)

                                  Preferred Stock
                  --------------------------------------------------
                     Series B        Series C           Series D       Common Stock              Accumulated Treasury
                  -------------- ------------------  ---------------  ----------------            Earnings    Stock
                  Shares   Par     Shares     Par    Shares    Par      Shares    Par  Paid-in    (Deficit)    Par
                  ------- ------ ----------  ------  -------  ------  ----------  ---- --------  ----------- --------
Balance January
1, 2000.........  266,667 $3,627  1,139,506  $5,198       --      --   5,338,771  $107 $ 57,775   $(27,408)  $(1,187)
Common stock
ussued in merger
with Magellan
Exploration
LLC.............                                                       1,085,934    22   10,251
Warrants issued
in merger with
Magellan
Exploration
LLC.............                                                                            300
Preferred Series
D issued in
merger with
Magellan
Exploration
LLC.............                                     617,009   7,453
Stockholder
dissenters
repurchase
contingency
adjustment......                                                                                                 138
Preferred Series
C conversions...                    (72,496)   (362)                      63,465     1      361
Common stock
issued..........                                                       8,050,000   161   67,943
Common stock
offering and
registration
costs...........                                                                         (1,497)
Preferred Series
C redemption....                 (1,067,010) (4,836)                      36,527     1      547
Reverse split
fractional
shares..........                                                            (314)
Employee stock
option
exercises.......                                                          95,190     2      648
Warrant
exercises.......                                                          18,333             55
Net Income......                                                                                    31,664
Preferred stock
dividends.......                                       4,921     119                                (1,488)
                  ------- ------ ----------  ------  -------  ------  ----------  ---- --------   --------   -------
Balance December
31, 2000........  266,667 $3,627         --      --  621,930  $7,572  14,687,906  $294 $136,383   $  2,768   $(1,049)
                  ======= ====== ==========  ======  =======  ======  ==========  ==== ========   ========   =======
Employee stock
option
exercises.......                                                          81,682     2      739
Preferred Series
D Conversions...                                      (7,154)    (87)      7,154             85
Warrant
exercises.......                                                         283,047     6      843
Senior
subordinated
debt
conversions.....                                                       1,487,806    29   13,362
Net Income......                                                                                    16,848
Preferred stock
dividends.......                                                                                      (710)
                  ------- ------ ----------  ------  -------  ------  ----------  ---- --------   --------   -------
Balance December
31, 2001........  266,667 $3,627         --  $   --  614,776  $7,485  16,547,595  $331 $151,412   $ 18,906   $(1,049)
                  ======= ====== ==========  ======  =======  ======  ==========  ==== ========   ========   =======
                  Stockholders'
                     Equity
                  -------------
Balance January
1, 2000.........    $ 38,112
Common stock
ussued in merger
with Magellan
Exploration
LLC.............      10,273
Warrants issued
in merger with
Magellan
Exploration
LLC.............         300
Preferred Series
D issued in
merger with
Magellan
Exploration
LLC.............       7,453
Stockholder
dissenters
repurchase
contingency
adjustment......         138
Preferred Series
C conversions...          --
Common stock
issued..........      68,104
Common stock
offering and
registration
costs...........      (1,497)
Preferred Series
C redemption....      (4,288)
Reverse split
fractional
shares..........          --
Employee stock
option
exercises.......         650
Warrant
exercises.......          55
Net Income......      31,664
Preferred stock
dividends.......      (1,369)
                  -------------
Balance December
31, 2000........    $149,595
                  =============
Employee stock
option
exercises.......         741
Preferred Series
D Conversions...          (2)
Warrant
exercises.......         849
Senior
subordinated
debt
conversions.....      13,391
Net Income......      16,848
Preferred stock
dividends.......        (710)
                  -------------
Balance December
31, 2001........    $180,712
                  =============

          See accompanying notes to consolidated financial statements

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2001 and 2000

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

   3TEC Energy Corporation and its subsidiaries (the "Company") are engaged in the acquisition, development, production and exploration of oil and natural gas in the contiguous United States. The Company considers its business to be a single operating segment. Effective November 23, 1999, the Company acquired oil and natural gas properties and interests managed by Floyd Oil Company from a group of private sellers. Effective February 3, 2000, the Company acquired oil and natural gas properties through a merger with Magellan Exploration, LLC. Effective May 31, 2000, the Company acquired oil and natural gas properties from C.W. Resources, Inc. Effective November 15, 2000, the Company acquired oil and natural gas properties from H.G. Westerman and a group of private sellers. Effective January 31, 2001, the Company acquired oil and natural gas properties through the purchase of the stock of Classic Resources, Inc.

 Significant Accounting Policies

   The Company's accounting policies reflect industry standards and conform to generally accepted accounting principles. The more significant of such policies are described below.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and Enex Resources Corporation ("Enex") which prior to December 31, 2001 was an 80% owned subsidiary. The equity of the minority interests in Enex is shown in the consolidated financial statements as "minority interest". On December 31, 2001, the Company acquired the remaining 20% of Enex pursuant to the merger of Enex into a wholly-owned subsidiary of the Company for cash consideration of $14.00 per share. All significant intercompany balances and transactions have been eliminated in consolidation.

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

 Oil and Gas Properties

   The Company follows the successful efforts method of accounting for oil and natural gas properties, and accordingly, capitalizes all direct costs incurred in connection with the acquisition, drilling and development of

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000

productive oil and natural gas properties. Costs associated with unsuccessful exploration are charged to expense currently. Geological and geophysical costs and costs of carrying and retaining unevaluated properties are charged to expense. Depreciation, depletion and amortization of capitalized costs are computed separately for each field based on the unit-of-production method using only proved oil and natural gas reserves. In arriving at such rates, commercially recoverable reserves have been estimated by an independent petroleum engineering firm. The Company reviews its undeveloped properties continually and charges them to expense on a property-by-property basis when it is determined that they have been condemned by dry holes, or have otherwise diminished in value. The Company recorded surrendered and expired acreage expense on its undeveloped properties for the year ended December 31, 2001 of approximately $7.9 million and no surrendered and expired acreage expense during 2000. Gains and losses are recorded on sales of interests in proved properties and on sales of entire interests in unproved properties. For the years ended December 31, 2001 and 2000, the Company realized gains on sales of properties of $0.8 million and $0.8 million, respectively.

   Proved oil and natural gas reserves are the estimated quantities of oil, natural gas and natural gas liquids which are expected to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if economic productability is supported by either actual production or conclusive formation tests.

   The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. This review consists of a comparison of the carrying value of the asset to the asset's expected future undiscounted cash flows. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows, assuming escalated prices, are less than the carrying value of the asset, an impairment exists and is measured as the excess of the carrying value over the estimated fair value of the asset. The Company estimates discounted future net cash flows to determine fair value. Any impairment provisions recognized are permanent and may not be restored in the future. For the years ended December 31, 2001 and 2000, the Company's proved properties were assessed for impairment on an individual field basis and the Company recorded impairment provisions on certain producing properties of $3.4 and $- 0- million, respectively.

 Revenue Recognition of Production Imbalances

   Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes revenues based on the amount of oil and natural gas sold to purchasers on its behalf not-withstanding its ownership percentage. At December 31, 2001 and 2000, the Company's net imbalance position was immaterial.

 Hedging

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 2000, the FASB issued SFAS 138, Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133 effective January 1, 2001. Based upon the historical volatility of oil and gas commodity prices, the Company

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000

expects that SFAS 133 could increase volatility in the Company's earnings and other comprehensive income for periods where hedging activities are present.

   SFAS 133, in part, allows hedge accounting. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

   To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying items being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. The Company's natural gas derivative instruments entered into during the period were not designated as hedges at the time the instruments were executed. In accordance with provisions of SFAS 133, these instruments have been marked-to-market through earnings at December 31, 2001, resulting in an increase to revenues of $3.1 million. There were no derivatives in place at December 31, 2000.

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

   At December 31, 2001, the Company had a weighted average of 3,798,857, combined stock options, warrants and convertible preferred stock outstanding included in the Company's fully-diluted per share calculation. At December 31, 2000, the Company had a weighted average of 3,789,456, combined stock options, warrants and convertible preferred stock and notes outstanding.

   All share and per share amounts have been retroactively adjusted for a one-for-three reverse split that was approved by the Company's shareholders on January 14, 2000.

 Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000

oversupply or undersupply of oil and natural gas, the regulatory environment, and other regional and political events, none of which can be predicted with certainty.

 Concentrations of Credit Risk

   Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash investments with high credit qualified financial institutions. Risk with respect to receivables is concentrated primarily in the current production revenue receivable from multiple oil and natural gas purchasers, and is typical in the industry. For 2001, Calpine Producer Services, L.P. (formerly Highland Energy Company) and Wagner & Brown, Ltd. accounted for approximately 22% and 19% of total oil and natural gas sales, respectively. No single customer accounted for greater than 10% of the Company's total oil and natural gas sales for the year ended December 31, 2000.

 Use of Estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

(2) ACQUISITIONS AND DIVESTITURES

   On January 30, 2001, the Company acquired 100% of the issued and outstanding stock of Classic Resources Inc. (the "Classic Acquisition") for cash consideration of approximately $53.5 million plus other acquisition costs. The operating results of the Classic Acquisition have been included in the consolidated financial statements since that date. Classic was a privately-held exploration and production company with properties located in East Texas. The Company's estimate of total net proved at the time of the acquisition for Classic's oil and gas properties was 47 Bcfe and net daily production of approximately 11 Mmcfe. The Company financed the acquisition under its existing Credit Facility. The purchase price of the Classic Acquisition was allocated principally to proved properties, with additional amounts allocated to working capital related to amounts recorded for production related receivables and payables in existence and accrued for at January 20, 2001.

   On May 31, 2000, we completed the acquisition of the CWR Properties (the "CWR Acquisition") located in East Texas for cash consideration of approximately $51.7 million. The effective date of the acquisition was January 1, 2000, and the operations are included in the Company's consolidated financial statements beginning June 1, 2000. The CWR Acquisition was financed under our existing Credit Facility, which we amended prior to closing the acquisition. The total purchase price was allocated principally to oil and natural gas properties using the purchase method of accounting.

   On February 3, 2000, we completed the acquisition of Magellan Exploration LLC (the "Magellan Acquisition"), from certain affiliates of EnCap Investments L.L.C. ("EnCap"), a Delaware limited liability company and an investor in W/E LLC, and other third parties for consideration consisting of (a) 1,085,934 shares of common stock, (b) four year warrants to purchase up to 333,333 shares of common stock at $30.00 per share, (c) 617,009 shares of 5% Series D Convertible Preferred Stock with a redemption value of $24.00 per share and
(d) the assignment of a performance based "back-in" working interest of 5% of Magellan's interest in 12 exploration prospects. The total purchase price of approximately $19 million was allocated principally to proved undeveloped oil and natural gas properties using the purchase method of accounting.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000


   The following pro forma data presents the results of the Company for the year ended December 31, 2000, as if the Classic Acquisition and the CWR Acquisition had occurred on January 1, 2000, and the results of the Company for the year ended December 31, 2001 as if the Classic Acquisition had occurred on January 1, 2001. The unaudited pro forma data assumes the acquisition of the respective properties and the debt financing transactions related to these acquisitions. The unaudited pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. (in thousands, except per share amounts):

                                                Pro Forma         Pro Forma
                                               Year Ended        Year Ended
                                            December 31, 2001 December 31, 2000
                                            ----------------- -----------------
                                               (unaudited)       (unaudited)
   Total revenues.........................      $121,813          $121,724
   Net income attributable to common
    stockholders..........................        13,958            24,266
   Net income per basic share attributable
    to common stockholders................      $   0.92          $   2.34

   During 2001, the Company completed the sale of certain non-strategic oil and gas properties for net cash proceeds of approximately $36.7 million. In order to defer the tax gain on the sales of the properties, the Company successfully replaced a portion of these properties in accordance with the Like-Kind Exchange regulations of the Internal Revenue Service. At December 31, 2001, the Company had $13.9 million of cash in like-kind escrow accounts. In January 2002, the like-kind replacement term expired in accordance with the Internal Revenue Service regulations and the balance of the escrow accounts were used to reduce borrowings under the Company's Credit Facility.

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

   The controlling person of W/E LLC was EnCap. The sole member of EnCap is El Paso Field Services Company, a Delaware corporation ("El Paso Field Services"). The controlling person of El Paso Field Services is El Paso Corporation, a Delaware corporation. The Company received $9.8 million in cash and properties valued at $875,000 for 1,585,185 shares of common stock and 1,200,000 warrants (the "Warrants") and $10.7 million for a 5-year senior subordinated convertible note with a face value of $10.7 million (See Note 6).

   On November 28, 2001, W/E LLC was dissolved and all shares of common stock and warrants of the Company held by W/E LLC were distributed to its members.

(4) RELATED PARTY TRANSACTIONS

   David B. Miller and D. Martin Phillips, directors of the Company, are managing directors of EnCap, which was the controlling person of W/E LLC. Floyd C. Wilson, Chairman and Chief Executive Officer of the Company, was also a member of W/E LLC. Gary R. Christopher, a shareholder and director of the Company until December 31, 2001, is employed by Kaiser-Francis Oil Co., which owns approximately 7% of the common stock of the Company as of December 31, 2001.

   In 2000, the Company paid EnCap a fee of $500,000 in connection with a private equity shelf facility related to the CWR Acquisition. As required by the Company's Credit Facility, the private equity shelf facility would

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000

have allowed the Company to require EnCap Investments to purchase up to $20 million of a new class of exchangeable preferred stock from the Company. Upon completion of the Company's public offering of common stock on June 30, 2000, the shelf facility expired.

   The Company has a $250 million credit facility (the "Credit Facility") with Bank One, NA, as administrative agent, Bank of Montreal, as syndication agent, and Union Bank of California, N.A., Wells Fargo Bank Texas, National Association, CIBC, Inc., Comerica Bank, Fleet National Bank and The Bank of Nova Scotia as participating lenders. The borrowing base is redetermined semi-annually and as of December 31, 2001, was $145 million. In addition, the Company is a party to certain derivative contracts that Bank One, NA is the counter-party to. These derivative contracts cover a portion of the Company's anticipated natural gas production for 2002. Larry L. Helm, a director of the Company, is responsible for the nationwide Middle Market Banking Group of Bank One Corporation.

(5) LONG-TERM DEBT

   Long-term debt at December 31, 2001 and 2000, consisted of the following (in thousands):

                                                                 2001    2000
                                                               -------- -------
   $250 million Credit Facility............................... $108,000 $63,000
   Less current maturities....................................       --      --
                                                               -------- -------
   Long-term debt excluding current maturities................ $108,000 $63,000
                                                               ======== =======

   The Company's Credit Facility with Bank One, NA as agent and seven other banks. The Credit Facility as amended, matures May 31, 2003. As of December 31, 2001, the borrowing base was set at $145 million. The borrowing base is to be redetermined semi-annually on May 1 and November 1 and provides for interest as revised under the Credit Facility to accrue at a rate calculated at the Company's option as either the bank's prime rate plus a low of zero to a high of 50 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 212.5 as loans outstanding increase as a percentage of the borrowing base. As of December 31, 2001, the Company was paying an average of 3.68% per annum interest on the principal balance of $108 million under the Credit Facility. Prior to maturity, no payments of principal are required so long as the borrowing base exceeds the loan balance. The borrowings under the Credit Facility are secured by substantially all of the Company's oil and natural gas properties. At December 31, 2001, the amount available to be borrowed under the Credit Facility was approximately $37 million. Additionally, at December 31, 2001, the Company had approximately $13.9 million in cash held in like-kind exchange escrow accounts. The Company used these funds to repay borrowings under the Credit Facility in January, 2002. At March 7, 2002, borrowings under the Credit Facility totaled $97 million.

   The Credit Facility is governed by various financial and other covenants, including requirements to maintain a current ratio of one to (1:1), and an interest rate coverage ratio. Additionally, limitations on asset dispositions, declaration and payment of cash dividends and the entering into hedge transactions without the bank's consent are included. Aggregate amounts of expected required repayments of long term debt at December 31, 2001 are as follows (in thousands):

   2002................................................................ $     --
   2003................................................................  108,000
   2004................................................................       --
   Thereafter..........................................................       --
                                                                        --------
     Total............................................................. $108,000
                                                                        ========

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000


(6) SENIOR SUBORDINATED CONVERTIBLE NOTES

   On August 27, 1999, senior subordinated convertible promissory notes (the "Senior Subordinated Notes") were sold to W/E LLC and affiliates of Alvin V. Shoemaker ("Shoemaker"), a former director and significant shareholder, for $10.7 million and $0.2 million, respectively. On October 19, 1999, $2.4 million of Senior Subordinated Notes were sold to The Prudential Insurance Company of America ("Prudential"). The Senior Subordinated Notes bore interest at an annual rate of 9%. Interest was payable beginning on December 31, 1999, every March 31, June 30, September 30 and December 31, until maturity on August 27, 2004. The Company may defer payment of fifty percent (50%) of the first eight quarterly interest payments. The Senior Subordinated Notes could be prepaid, without premium or penalty, in whole or in part, at any time after August 27, 2001. The holders of the Senior Subordinated Notes could convert all or any portion of outstanding principal and accrued interest at any time into shares of Company common stock at a conversion price of $9.00 per common share, a total of 1,469,316 common shares. The conversion price could be adjusted from time to time based on the occurrence of certain events. In the event of a change in control, the entire outstanding principal balance and all accrued but unpaid interest is immediately due and payable.

   The Senior Subordinated Notes ranked senior in right of payment to all Company notes and indebtedness other than the Credit Facility.

   During the second quarter of 2001, the Company received notice of an election by Shoemaker to convert approximately $0.2 million of Senior Subordinated Notes. The conversion resulted in the retirement of $0.2 million in senior subordinated debt and the issuance of an additional 16,666 shares of common stock of the Company.

   During the third quarter of 2001, the Company sent notice of an election to W/E LLC to prepay the $10.7 million of Senior Subordinated Notes. Pursuant to the terms of the convertible note agreement, W/E LLC elected instead to exercise its right to convert the principal and accrued interest outstanding into common shares of the Company. Under the terms of the convertible note agreement, the balance of the note plus any accrued interest was to be converted at $9.00 per share. The conversion by W/E LLC resulted in the retirement of approximately $10.7 million in senior subordinated debt and the issuance of an additional 1,206,127 shares of common stock of the Company.

   During the fourth quarter of 2001, the Company received notice of an election by Prudential to convert approximately $2.4 million of Senior Subordinated Notes. The conversion resulted in the retirement of $2.4MM in senior subordinated debt and the issuance of an additional 265,013 shares of common stock of the Company.

(7) INCOME TAXES

   The components of income tax expense for the years ended December 31, 2001 and 2000 consisted of the following (in thousands):

                                            2001                   2000
                                   ---------------------- ----------------------
                                   Federal State   Total  Federal State   Total
                                   ------- ------ ------- ------- ------ -------
   Current........................ $1,143  $  479 $ 1,622 $ 6,120 $1,842 $ 7,962
   Deferred.......................  7,582   1,436   9,018   6,224    256   6,480
                                   ------  ------ ------- ------- ------ -------
     Total........................ $8,725  $1,915 $10,640 $12,344 $2,098 $14,442
                                   ======  ====== ======= ======= ====== =======

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000


   The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
   Income tax provision at statutory rate..................... $ 9,800  $16,137
   State income taxes, net of federal benefit.................   1,224    1,364
   Decrease in valuation allowance............................      --   (2,523)
   Utilization of Sec. 29 tax credits.........................    (500)    (400)
   Other......................................................     116     (136)
                                                               -------  -------
     Total.................................................... $10,640  $14,442
                                                               =======  =======

   The Company's net deferred tax liability at December 31, 2001 and 2000 is as follows (in thousands):

                                                                2001     2000
                                                               -------  -------
   Deferred tax liability
     Oil and natural gas properties........................... $47,563  $ 9,547
                                                               -------  -------
   Deferred tax asset
     NOL carryforward.........................................  (5,237)  (5,812)
     AMT tax credit carryforward..............................    (327)     (36)
     Other....................................................    (430)    (495)
                                                               -------  -------
                                                                (5,994)  (6,343)
     Valuation allowance......................................   3,566    3,566
                                                               -------  -------
   Net deferred tax liability................................. $45,135  $ 6,770
                                                               =======  =======

   In connection with the Classic Acquisition, the Company recorded $29.3 million in deferred taxes for the future tax impact of the difference between the allocated book basis and the historical tax basis of the Classic Properties.

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible and the Section 382 limitation discussed below, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001 and 2000. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was $-0- and $2.5 million and the amount remaining at December 31, 2001 is $3.6 million.

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

   As of December 31, 2001, the Company had net operating loss carryforwards of approximately $14.9 million, expiring beginning in 2009 through 2019.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000


(8) RETIREMENT PLAN AND EMPLOYEE INCENTIVE PLAN

   All of the employees of the Company are eligible to participate in a defined contribution plan that provides for maximum employee contributions of 15% of total wages paid to employees for the year and Company contributions. Company contributions made to the plan for the years ending December 31, 2001 and 2000 were $462,763 and $135,225, respectively.

(9) STOCK OPTION PLANS

   The Company's stock option plans authorize the granting of options to key employees and non-employee directors at prices equivalent to the market value at the date of grant. Options generally become exercisable in the following manner: 50% upon the date of grant with the remaining 50% exercisable in three annual installments commencing one year after the date of grant and, if not exercised, expire 10 years from the date of grant. The Company accounts for employee stock-based compensation using the intrinsic value method and since the exercise price of the options granted is equal to the quoted market price of the Company's stock at the grant date, no compensation costs have been recognized for its stock option plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant date for stock options granted for the years ending December 31, 2001 and 2000, the Company's net income and income per share would have been adjusted to the pro forma amounts listed below (in thousands, except per share amounts):

                                                     December 31, December 31,
                                                         2001         2000
                                                     ------------ ------------
   Net Income attributable to Common Stockholders
     As Reported....................................   $16,137      $30,176
     Pro Forma......................................   $13,446      $21,889
   Net Income per common share, diluted
     As Reported....................................   $  0.91      $  2.28
     Pro Forma......................................   $  0.77      $  1.58

   The fair value of grants was estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used in 2001 and 2000, respectively: risk free interest rates of 3.96% and 6.48%, expected volatility of 69% and 72%, no dividend yield, and an expected life of the option of 3 years in 2001 and 2000. The weighted average fair value of stock options granted in 2001 and 2000 was $7.02 and $5.72 per share, respectively.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000


   A summary of the status of the Company's plans as of December 31, 2001 and 2000, and changes during the years ended on those dates is presented below:

                                                               Average Exercise
                                                     Shares    Price Per Share
                                                    ---------  ----------------
Options outstanding at January 1, 2000.............   335,922       $15.00
  Granted in 2000.................................. 2,898,500       $11.07
  Exercised in 2000................................   (95,190)      $ 6.83
  Forfeited in 2000................................  (248,160)      $16.39
                                                    ---------       ------
Options outstanding at December 31, 2000........... 2,891,072       $11.15
  Granted in 2001..................................   502,835       $14.67
  Exercised in 2001................................   (81,682)      $ 9.12
  Forfeited in 2001................................   (36,729)      $18.53
                                                    ---------       ------
Options outstanding at December 31, 2001........... 3,275,496       $11.66
Options outstanding at December 31, 2000........... 2,891,072       $11.15
Options exercisable at December 31, 2001........... 2,058,765        11.45
Options exercisable at December 31, 2000........... 1,442,995        11.16
Options available for grant at December 31, 2001... 1,012,527
Options available for grant at December 31, 2000...   275,298

--------
   At December 31, 2001, the range of exercise prices and weighted average remaining contractual life of options outstanding was $4.50 to $18.56 and 8.78 years, respectively.

   Warrants to purchase 1,216,822 shares and 266,226 shares of common stock at $3.00 per share were issued on August 27, 1999 and October 19, 1999, respectively, and warrants to purchase 333,333 shares of common stock at $30.00 per share were issued on February 3, 2000, are excluded from the table above because the warrants were issued in conjunction with the sales of stock and are not stock-based compensation. During 2001, warrants to purchase 283,047 shares of common stock at $3.00 were exercised.

(10) STOCKHOLDERS' EQUITY

   Preferred Stock--Series B

   In connection with the merger of Shore Oil Company, effective June 30, 1997, the Company issued 266,667 shares of Series B Preferred Stock ("Series B"). The Series B is nonvoting and pays no dividends. The Series B has a liquidation value of $7.50 a share. Until December 31, 2002, any holder of the Series B may convert all or any portion of Series B shares into shares of Company Common Stock ("Common"). The number of shares of Common into which the total number of Series B shares may be converted is 88,889 shares plus the result of multiplying (i) (the value of approximately 40,000 net mineral acres owned by the Company in South Louisiana (the "Mineral Acres") minus $2,000,000) divided by $8,000,000 times (ii) 355,555. In no event shall the aggregate total number of shares of Common into which the Series B are converted exceed 444,444 shares. Unless the Company has given notice to redeem the Series B shares, any outstanding shares of Series B shall be automatically be converted on December 31, 2002.

   At December 31, 2001, the value of the Mineral Acres had increased to a level that resulted in the 266,667 shares of Series B being convertible into 154,591 shares of Common. At December 31, 2001, none of the Series B had been converted.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000


 Preferred Stock--Series C

   On August 31, 2000, the Company sent notices to the holders of its Series C Preferred Stock (the "Series C") advising that the Series C would be redeemed on September 30, 2000. The Series C had a redemption price of $5.00 per share and the holders had the right to convert their Series C shares into Company common stock at a ratio of one share of common for three shares of Series C prior to September 30, 2000. A total of 2,101,827 shares of the Series C were outstanding on September 30, 2000 with 1,293,521 (62%) held by the Company's then 80% owned subsidiary, Enex. 109,580 Series C shares were converted to 36,527 shares of common stock and approximately 1,992,247 Series C shares were redeemed. On a consolidated basis, the Company's initial liability for the Series C redemption was approximately $4.8 million. As a result of the Series C redemption, the Company recognized a charge to dividend expense in 2000 of $498,706. At December 31, 2001, $1.3 million remained to be funded.

 Preferred Stock--Series D

   On February 3, 2000, we completed the Magellan Acquisition, from certain affiliates of EnCap and an investor in W/E LLC, and other third parties for consideration consisting of (a) 1,085,934 shares of common stock, (b) four year warrants to purchase up to 333,333 shares of common stock at $30.00 per share, (c) 617,009 shares of 5% Series D Convertible Preferred Stock with a redemption value of $24.00 per share and (d) the assignment of a performance based "back-in" working interest of 5% of Magellan's interest in 12 exploration prospects. The total purchase price of approximately $19 million was allocated principally to proved undeveloped oil and natural gas properties. During 2001, 7,154 shares of the Series D were converted to common stock.

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

   On August 27, 1999, the Company sold to W/E LLC 1,585,185 shares of common stock and five-year warrants to purchase 1,200,000 shares of common stock for $9.8 million in cash and oil and natural gas properties valued at $0.9 million. On the same date, the Company sold 22,222 shares of common stock and five-year warrants to purchase 16,822 shares of common stock to Shoemaker for $0.2 million (See Notes 3 and 6).

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

   The warrants issued to W/E LLC, Shoemaker and Prudential are exercisable for $3.00 per share and expire five years from the issue date. Sixty percent of the warrants were immediately exercisable, in whole or in part at

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000

any time until the expiration date. An additional 10% of the warrants may be exercised at each anniversary of the grant date until expiration. At December 31, 2001, 1,200,000 warrants were exercisable. As a result of the conversion of the entire principal balance of the Senior Subordinated Notes during 2001, all of the warrants became immediately exercisable. During 2001, warrants to purchase 283,047 shares of common stock at $3.00 were exercised.

(11) COMMITMENTS AND CONTINGENCIES

   On November 18, 1999, the Company's shareholders approved a reincorporation of the Company from Alabama to Delaware (See Note 1). The Alabama Code has a shareholder dissent provision that allows a shareholder to dissent from the reincorporation and demand cash payment equal to the fair value of the common stock owned at the date of the reincorporation. Before the November 18 meeting, the Company received shareholder dissents representing ownership of 99,438 shares of common stock. Over the period December 15, 1999 to January 25, 2000, the Company received formal demands for payment from the dissenting shareholders (the "dissenters"). At December 31, 1999 the Company had accrued the estimated cash payment to the dissenters of approximately $1.1 million. The Company made an offer to the dissenters on March 14, 2000 and the dissenters made a counteroffer in late March. On May 26, 2000, the Company agreed to a settlement with the dissenters for them to surrender 62,549 shares of common stock for a total of $980,800, including interest. The settlement closed on June 30, 2000 and the shares are held by the Company as treasury stock. A shareholder holding 36,889 shares of common stock agreed to withdraw his dissent.

 Commitments and Contingencies

   The Company has commitments for operating leases (primarily for office space) in Houston, Texas. Rental expense for office space was $670,842 in 2001 and $390,452 in 2000. Future minimum lease commitments at December 31, 2001 are $1,141,980 in 2002; $1,308,336 in 2003; $1,342,046 in 2004; $889,263 in
2005; $847,822 in 2006; and $1,769,192 in years thereafter.

   The Company is a defendant in various legal proceedings which are considered routine litigation incidental to the Company's business, the disposition of which management believes will not have a material effect on the financial position or results of operations of the Company.

(12) ACCOUNTING PRONOUNCEMENTS

   In October, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

   SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000


   Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not anticipate the adoption of SFAS 144 to have a material adverse impact on its financial position or results of operations.

   In August, 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

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

   In July 2001, the FASB issued SFAS 141, "Business Combinations' and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for under the purchase method and that certain intangible assets in a business combination be recognized as assets apart from goodwill. The company is required to implement SFAS 141 for all business combinations for which the date of acquisition is July 1, 2001 or later. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS 142 is required for fiscal year 2002. The Company does not anticipate the adoption of SFAS 142 to have a material adverse impact on its financial position or results of operations.

(13) FINANCIAL INSTRUMENTS

 Oil and Natural Gas Derivatives

   At December 31, 2001, the Company has a collar on 40,000 Mmbtu of daily natural gas production for the NYMEX contract period of January through March of 2002, with a floor of $2.67/Mmbtu and a ceiling of $3.15/Mmbtu. Additionally, 3TEC has placed 56,000 Mmbtu of daily natural gas production from April through October of 2002 into a collar with a floor of $2.90/Mmbtu and an average ceiling of $3.38/Mmbtu. The fair value of these contracts at December 31, 2001 was approximately $3.1 million. The Company did not designate these derivative instruments as hedges as such these contracts have been marked-to-market through earnings at December 31, 2001 and will be during each quarter that the contract is outstanding.

   During February 2002, the Company unwound the April through October 2002 collar for net proceeds of approximately $5.8 million ($.48 per Mmbtu), and then swapped 56,000 Mmbtu of daily natural gas production at $2.56/Mmbtu. Also during February 2002, the Company put in place a collar on 20,000 Mmbtu of daily gas production from November 2002 to March 2003 with a floor of $3.20/Mmbtu and a weighted average ceiling of $3.53/Mmbtu.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000


   At December 31, 2000, the Company had no open derivative instruments.

   In February 2000, the Company entered into fixed swap agreements covering 2,000 barrels of oil per day for the period March through October 2000 at a weighted average NYMEX West Texas Intermediate price of $25.96 per barrel. During the year ended December 31, 2000, the Company's oil revenues were reduced by the effect of the hedge by $2.1 million.

   Fair value of cash, receivables and payables approximates carrying value. Fair value of long-term debt also approximates carrying value due to the nature of the Credit Facility, whereby the interest rates are floating rates which reflect market rates.

 Counterparty Risk

   The Company's couterparties to the derivative contracts open at December 31, 2001 are Bank One, NA and Bank of Montreal, both commercial banks who are also participants in the Company's Credit Facility. We feel the credit-worthiness of our current counterparties is sound and do not anticipate any non-performance of contractual obligations.

(14) QUARTERLY FINANCIAL DATA (Unaudited)

   The following unaudited summarized quarterly financial data is presented in thousands, except per share data.

                                                         2001
                                           ----------------------------------
                                             1st     2nd
                                            Qtr.    Qtr.   3rd Qtr.  4th Qtr.
                                           ------- ------- --------  --------
Total Revenues............................ $44,731 $40,332 $ 17,995  $ 19,721
Operating Income (loss)...................  26,294  21,495     (766)  (19,024)
Net Income (loss).........................  16,177  13,209     (915)  (11,623)
Net Income (loss) per share (fully-
 diluted)................................. $  0.86 $  0.70 $  (0.07) $  (0.72)
                                                         2000
                                           ----------------------------------
                                             1st     2nd
                                            Qtr.    Qtr.   3rd Qtr.  4th Qtr.
                                           ------- ------- --------  --------
Total Revenues............................ $17,609 $22,130 $ 27,308  $ 37,776
Operating Income..........................   4,764   7,505   13,852    20,290
Net Income................................   3,116   4,914    9,085    14,549
Net Income per share (fully-diluted)...... $  0.35 $  0.50 $   0.50  $   0.93

   The financial results of the Company have been restated for the first and second quarters of 2001. The changes reflect adjustments to oil and natural gas production and revenues as a result of the Company's overaccrual of revenue related to these quarters. The impact of the adjustments decreased the previously reported amounts as follows:

                                                                      2001
                                                                 ---------------
                                                                  1st
                                                                  Qtr.  2nd Qtr.
                                                                 ------ --------
Total Revenues.................................................. $4,345  $3,494
Cost and operating expenses.....................................    693     961
Operating Income................................................  3,652   2,533
Net Income......................................................  2,272   1,571
Net Income per share, (fully-diluted)...........................   0.12    0.08

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000


(15) SUBSEQUENT EVENTS

   During January 2002, the $13.9 million of cash being held in like-kind escrow accounts was returned to the Company and used to pay down borrowings under the Company's Credit Facility.

   During February 2002, the Company unwound the April through October 2002 collar for net proceeds of approximately $5.8 million ($.48 per Mmbtu), and then swapped 56,000 Mmbtu of daily natural gas production at $2.56/Mmbtu. Also during February 2002, the Company put in place a collar on 20,000 Mmbtu of daily gas production from November 2002 to March 2003 with a floor of $3.20/Mmbtu and a weighted average ceiling of $3.53/Mmbtu.

(16) SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION (UNAUDITED)

 Capitalized Costs and Costs Incurred

   The following tables present the capitalized costs related to oil and natural gas producing activities and the related depreciation, depletion, amortization and impairment as of December 31, 2001 and 2000 and costs incurred in oil and natural gas property acquisition, exploration and development activities (in thousands) for the years ended December 31, 2001 and 2000.

                                                              2001      2000
                                                            --------  --------
Capitalized Costs
  Proved properties........................................ $374,449  $263,801
  Nonproducing leasehold...................................   10,974     6,477
  Accumulated depreciation, depletion, amortization and
   impairment..............................................  (70,299)  (54,260)
                                                            --------  --------
Net capitalized costs...................................... $315,124  $216,018
                                                            ========  ========
Costs Incurred
  Proved properties........................................ $ 75,765  $ 79,770
  Unproved properties......................................    8,560        95
  Exploration costs........................................   19,731       695
  Development costs........................................   63,358    25,346
                                                            --------  --------
    Total.................................................. $167,414  $105,906
                                                            ========  ========
Depletion, depreciation, amortization and impairment....... $ 32,982  $ 18,459
                                                            ========  ========

 Estimated Quantities of Reserves

   The Company has interests in oil and natural gas properties that are located principally in Texas, Louisiana, Oklahoma and New Mexico. The Company does not own or lease any oil and natural gas properties outside the United States. There are no quantities of oil and natural gas subject to long-term supply or similar agreements with any governmental agencies.

   The Company retains independent engineering firms to provide year-end estimates of the Company's future net recoverable oil, natural gas and natural gas liquids reserves. In 2001 and 2000, such estimates were prepared by Ryder Scott Company. The reserve information was prepared in accordance with guidelines established by the Securities and Exchange Commission.

   Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2001 and 2000

regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells or on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

   Net quantities of proved developed and undeveloped reserves of oil, including condensate and natural gas liquids, for the years ended December 31, 2001 and 2000 are summarized as follows:

                                             2001                 2000
                                      -------------------  -------------------
                                          Oil       Gas        Oil       Gas
                                      (MBbls) (1) (MMcf)   (MBbls) (1) (MMcf)
                                      ----------- -------  ----------- -------
Proved Reserves Beginning of year....   10,672    237,693     9,835    159,699
  Purchases of reserves in place.....      211     33,712     1,981     85,437
  Extensions and discoveries.........      308     11,547        51      2,699
  Revisions of previous estimates....   (1,520)   (18,822)      659      8,698
  Sales of reserves in place.........   (3,382)   (10,512)     (715)    (1,076)
  Production for the year............     (952)   (22,352)   (1,139)   (17,764)
                                        ------    -------    ------    -------
    End of year......................    5,337    231,266    10,672    237,693
                                        ======    =======    ======    =======
Proved Developed Reserves............
  Beginning of year..................    9,895    177,252     9,358    122,914
                                        ======    =======    ======    =======
  End of year........................    4,705    175,659     9,895    177,252
                                        ======    =======    ======    =======

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

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                           December 31, 2001 and 2000


   The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                          2001        2000
                                                        ---------  ----------
Future cash inflows.................................... $ 628,537  $2,349,534
Future production costs and development costs..........  (243,201)   (352,703)
Future income tax expenses.............................   (58,051)   (676,227)
                                                        ---------  ----------
Future net cash flows..................................   327,285   1,320,604
10% discount to reflect timing of cash flows...........  (145,686)   (627,930)
                                                        ---------  ----------
Standardized measure of discounted future net cash
 flows................................................. $ 181,599  $  692,674
                                                        =========  ==========

   The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2001 and 2000 (in thousands):

                                                            2001       2000
                                                          ---------  ---------
Sales of oil and natural gas, net of production cost..... $ (89,410) $ (78,969)
Net changes in prices and production cost................  (765,134)   467,920
Extensions and discoveries...............................    11,388     15,393
Purchases of reserves....................................    26,461    397,280
Sales of reserves........................................   (22,682)    (8,789)
Revisions of previous quantity estimates.................   (24,809)    39,442
Net change in income taxes...............................   322,700   (304,816)
Accretion of discount....................................   104,736     19,843
Changes in production rates (timing) and other...........   (74,325)    (3,371)
                                                          ---------  ---------
Change for year.......................................... $(511,075) $ 543,933
                                                          =========  =========

   The period end prices of oil and natural gas at December 31, 2001 and 2000, used in the above table were $19.84 and $25.31 per barrel of oil and $2.57 and $9.40 per thousand cubic feet of natural gas, respectively.