Form 10-Q
period 2002-03-31
3TEC ENERGY CORP
filed 2002-05-13
CIK 903267

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                          Common stock, $0.02 par value
                     16,538,973 shares as of April 24, 2002

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE
                                                                         NO.
                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets-
       March 31, 2002 (Unaudited) and December 31, 2001 (Audited)......     1
     Consolidated Statements of Operations (Unaudited)-
       Three months ended March 31, 2002 and 2001......................     2
     Consolidated Statements of Cash Flows (Unaudited)-
       Three months ended March 31, 2002 and 2001......................     3
     Notes to Consolidated Financial Statements (Unaudited)............     4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................     7

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    13

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders............    14

Item 6. Exhibits and Reports on Form 8-K...............................    14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2002              2001
                                                                                     ---------       ------------
                                                                                    (Unaudited)        (Audited)

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents..................................................    $   3,218        $  17,762
     Accounts receivable........................................................       12,058           16,835
     Income taxes receivable....................................................          164            4,464
     Other current assets.......................................................        1,688            4,473
                                                                                    ---------        ---------
           Total current assets.................................................       17,128           43,534

PROPERTYAND EQUIPMENT (AT COST)
     Oil and gas-successful efforts method......................................      396,487          385,264
     Other property and equipment...............................................        3,725            3,549
                                                                                    ---------        ---------
                                                                                      400,212          388,813
Accumulated depreciation, depletion and amortization............................      (78,949)         (71,039)
                                                                                    ----------       ----------
Net Properties and Equipment....................................................      321,263          317,774
OTHER ASSETS....................................................................        1,572            1,730
                                                                                    ---------        ---------
TOTAL ASSETS....................................................................    $ 339,963        $ 363,038
                                                                                    =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable...........................................................    $   7,992        $  25,052
     Accrued liabilities........................................................        1,149            1,322
     Series C Preferred stock redemption payable................................        1,297            1,349
     Derivative fair value liability............................................       18,329               --
     Other current liabilities..................................................          778            1,468
                                                                                    ---------        ---------
Total current liabilities.......................................................       29,545           29,191

LONG-TERM DEBT..................................................................       99,000          108,000
DEFERRED INCOME TAXES...........................................................       39,280           45,135

STOCKHOLDERS' EQUITY

Preferred stock, $0.02 par, 20,000,000 shares authorized, 266,667 designated
     Series B, 2,300,000 shares designated Series C and
     725,167 shares designated Series D, none other designated..................           --               --

Convertible preferred stock Series B, $7.50 stated value, 266,667 and 207,905 shares issued and outstanding at March 31,2002 and
     December 31, 2001, respectfully. $1,559 aggregate liquidation preference...        2,828            3,627

Convertible preferred stock Series D, $24.00 stated value, 614,776 shares issued and outstanding at March 31, 2002 and December 31, 2001,
     respectively.   $14,755 aggregate liquidation preference...................        7,485            7,485

Common stock, $.02 par value, 60,000,000 shares authorized, 16,608,780 and
     16,547,595 shares issued at March 31, 2002
     and December 31, 2001, respectively........................................          332              331

     Additional paid-in capital.................................................      152,469          151,412
     Retained earnings..........................................................       10,073           18,906
     Treasury stock; 69,807 shares at March 31, 2002 and December 31, 2001,
      respectively..............................................................       (1,049)          (1,049)
                                                                                    ---------        ---------
TOTAL STOCKHOLDERS' EQUITY......................................................      172,138          180,712
                                                                                    ---------        ---------
COMMITMENTS AND CONTINGENCIES...................................................            -                -
                                                                                    ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................    $ 339,963        $ 363,038
                                                                                    =========        =========


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  3TEC ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                         -------------------------
                                                         (Unaudited)   (Unaudited)
                                                            2002           2001
                                                           ------         ------
REVENUES
     Oil, natural gas and plant income...............   $    18,306   $    44,519
     Gain on sale of properties......................            77            87
     Loss on derivative fair value...................       (21,410)           --
     Gain on derivatives settlements.................         6,883            --
     Other...........................................           188           125
                                                        -----------   -----------
TOTAL REVENUES.......................................         4,044        44,731
                                                        -----------   -----------

EXPENSES
     Production -
        Lease operations.............................         3,723         4,357
        Production, severance and ad valorem taxes...         1,248         2,989
        Gathering, transportation and other..........         1,033           815
     Geological and geophysical......................           180           215
     Dry hole........................................            54            --
     General and administrative......................         2,207         1,542
     Interest........................................         1,023         2,181
     Depreciation, depletion and amortization........         8,755         6,338
                                                        -----------   -----------
TOTAL EXPENSES.......................................        18,223        18,437

INCOME (LOSS) BEFORE INCOME TAX EXPENSE,
  MINORITY INTEREST AND DIVIDENDS
  TO PREFERRED STOCKHOLDERS..........................       (14,179)       26,294
Minority Interest....................................            --           182
Income tax (benefit) expense.........................        (5,531)        9,935
                                                        ------------  -----------
NET INCOME (LOSS)....................................        (8,648)       16,177
Dividends to preferred stockholders..................           185           191
                                                        -----------   -----------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS................................   $    (8,833)  $    15,986
                                                        ============  ===========
NET INCOME (LOSS) PER COMMON SHARE
     BASIC...........................................   $    (0.54)   $      1.10
                                                        ===========   ===========
     DILUTED.........................................   $    (0.54)   $      0.87
                                                        ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC...........................................    16,488,579    14,597,465
                                                        ===========   ===========
     DILUTED.........................................    16,488,579    19,049,503
                                                        ===========   ===========


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31
                                                                                        ---------------------------
                                                                                        (Unaudited)     (Unaudited)
                                                                                           2002           2001
                                                                                          ------         ------
OPERATING ACTIVITIES

Net income (loss)...................................................................    $ (8,648)       $ 16,177

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization.......................................       8,590           6,176
     Amortization of debt issue costs...............................................         165             162
     Dry hole costs.................................................................          54               -
     Loss on derivative fair value..................................................      21,410               -
     Gain on sale of properties.....................................................         (77)            (87)
     Deferred income taxes..........................................................      (5,530)          4,723
     Minority interest..............................................................           -             182
     Common stock issued in lieu of directors fees..................................           8               -
     Changes in current assets and liabilities net of acquisition effects:
       Accounts receivable and other current assets.................................       8,773           4,153
       Accounts payable, accrued liabilities and other current liabilities..........     (17,975)          6,859
                                                                                        ---------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................       6,770          38,345

INVESTING ACTIVITIES
     Proceeds from sales of properties..............................................         674               -
     Acquisition of Classic Resources, Inc., net of cash acquired...................           -         (57,199)
     Acquisition of oil and gas properties..........................................           -            (383)
     Development of oil and gas properties..........................................     (12,878)        (14,657)
     Additions to other assets......................................................        (176)           (587)
                                                                                        ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES...............................................     (12,380)        (72,826)

FINANCING ACTIVITIES
     Proceeds from long term debt...................................................      17,000          62,000
     Principal payments on long-term debt...........................................     (26,000)        (26,000)
     Proceeds from exercise of stock options and warrants...........................         251              47
     Preferred stock dividends......................................................        (185)              -
                                                                                        ---------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.................................      (8,934)         36,047

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................     (14,544)          1,566
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................      17,762           4,436
                                                                                        --------        --------
CASH AND CASH EQUIVALENTS AT ENDING OF PERIOD.......................................    $  3,218        $  6,002
                                                                                        ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest.......................................................................    $    957        $  1,190
                                                                                        ========        ========
     Income taxes...................................................................    $      -        $  4,408
                                                                                        ========        ========
Non-cash investing and financing activities:
     Preferred dividends incurred but not paid......................................    $      -        $    191
                                                                                        ========        ========
     Deferred taxes recorded in acquisition of Classic..............................    $    325        $ 27,566
                                                                                        ========        ========



     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 31, 2002 and December 31, 2001 consolidated results of operations and consolidated cash flows for the periods ended March 31, 2002 and 2001.

     These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year ending December 31, 2002.

     The Company has restated its financial results for the first two quarters of 2001. The changes reflect adjustments to oil and natural gas production and revenues as a result of the Company's over accrual of revenue related to these quarters. The impact of the adjustments decreased the previously reported amounts as follows for the three months ended March 31, 2001:

       Total Revenues                                       $  4,345
       Costs and operating expenses                              693
       Operating income                                        3,652
       Net Income                                              2,272
       Net Income per share, (fully-diluted)                    0.12

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

     At March 31, 2002, the Company had a weighted average of 2,557,775 stock options, warrants and convertible preferred stock outstanding which were not included in the computation of diluted earnings per share, because the effect of the assumed exercise of these stock options, warrants and convertible securities would have an antidilutive effect on the computation of diluted loss per share.

     Basic and diluted earnings per share for the three-month period ended March 31, 2001 was determined as follows (in thousands):


                                                                               Three Months
                                                                                   Ended
                                                                              March 31, 2001
                                                                              --------------
Basic net income attributable to common stockholders.......................       16,177
Plus preferred stock dividends.............................................          191
Plus interest expense (net of tax) on subordinated convertible notes.......          182
                                                                                 -------
Fully diluted net income attributable to common stockholders...............      $16,550
                                                                                 =======

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

                                                                Outstanding
                                                                  Shares
                                                                -----------
Basic shares outstanding (weighted average shares)..............  14,597
Plus potentially dilutive securities:
Dilutive options and warrants applying treasury stock method....   2,230
Shares from conversion of subordinated convertible notes........   1,469
Shares from conversion of Series B preferred stock..............     132
Shares from conversion of Series D preferred stock..............     622
                                                                  ------
Fully diluted shares outstanding (weighted average shares)......  19,050
                                                                  ======

(4)  ACQUISITIONS

     On January 30, 2001, the Company acquired 100% of the issued and outstanding stock of Classic Resources Inc. (the "Classic Acquisition") for cash consideration of approximately $53.5 million plus other acquisition costs. The operating results of the Classic Acquisition have been included in the consolidated financial statements since that date. Classic was a privately held exploration and production company with properties located in East Texas. The Company estimate of total net proved reserves at the time of the acquisition was 47 Bcfe and net daily production of approximately 11 Mmcfe, as of January 31, 2001. The Classic Acquisition was financed under the Company's existing Credit Facility. The purchase price of the Classic Acquisition was allocated principally to proved properties, with additional amounts allocated to working capital related to amounts recorded for production related receivables and payables in existence and accrued for at January 31, 2001. In connection with the Classic Acquisition, approximately $29 million in deferred income taxes were recorded as a result of the difference between the allocated purchase price and the historical tax basis of the properties.

     The following pro forma data presents the results of the Company for the three months ended March 31, 2001, as if the Classic Acquisition had occurred on January 1, 2001. The pro forma data assumes the acquisition of the respective properties and the debt financing transactions related to these acquisitions. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. (in thousands, except per share amounts):


                                                                      Pro Forma
                                                                 Three Months Ended
                                                                   March 31, 2001
                                                                     (Unaudited)
                                                                  -----------------
Total revenues.................................................       $ 46,801
Net income attributable to common stockholders.................         13,796
Net income per basic share attributable to common stockholders.           0.95

(5)  STOCKHOLDERS' EQUITY

     During March, 2002, a holder of the Company's Series B Preferred Stock ("Series B") elected to convert 58,762 Series B shares into 34,065 shares of the Company's Common Stock ("Common"). The conversion ratio was determined using the convertible shares at December 31, 2001 whereby 266,667 Series B shares were convertible into 154,591 shares of Common. At March 31, 2002, 207,905 Series B shares were outstanding.

(6)  DERIVATIVE ACTIVITIES

     During February 2002, the Company unwound the floor portion of the April through October 2002 collar for net proceeds of approximately $5.8 million ($0.48/Mmbtu), and then re-swapped the 56,000 Mmbtu of daily natural gas production at $2.56/Mmbtu. Also during February 2002, the Company put in place a collar on 20,000 Mmbtu of daily gas production from November 2002 to March 2003 with a floor of $3.20/Mmbtu and a weighted average ceiling of $3.53/Mmbtu.

     The following table details the Company's derivative contract positions which were in place at March 31, 2002.

Natural Gas Derivatives

           Period            MCF Per Day    Total MCF     Type   NYMEX Price
           ------            -----------    ---------     ----   -----------

April 2002 - October 2002       56,000     11,984,000     Call      $3.50
April 2002 - October 2002       28,000      5,992,000     Call      $3.15
April 2002 - October 2002       56,000     11,984,000     Swap      $2.56
November 2002 - March 2003      20,000      3,020,000     Put       $3.20
November 2002 - March 2003      10,000      1,510,000     Call      $3.40
November 2002 - March 2003      20,000      3,020,000     Call      $3.60

     For the period from April 1, 2002 to October 30, 2002 the Company has notional volumes of 84,000 MCF per day under written call derivatives. These notional volumes exceed actual production volumes at April 1, 2002 of approximately 70,000 MCF per day. To the extent that the NYMEX price exceeds the written call strike prices of $3.15/MCF and $3.50/MCF there would be an additional negative impact to the Company's cash flow and results of operations.

     During the first quarter 2002, the Company received cash of approximately $1.1 million in settlements from its derivative activities. The $5.8 million gain from the sale of the floor and the $1.1 million of cash receipts on monthly settlements of the derivative activities have been included in the statement of operations in gain on derivative settlements.

(7)  ACCOUNTING PRONOUNCEMENTS

     In October, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

     SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

     Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted SFAS 144 effective January 1, 2002. The Company expects that adoption of SFAS 144 will result in increased disclosure of material oil and gas property sales as discontinued operations.

     In August, 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

     Implementation of SFAS 143 is required for fiscal year 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Due to the effort necessary to comply with the adoption of SFAS 143, it is not practicable for management to estimate precisely the impact of adopting SFAS 143 at the date of this report but adoption is likely to increase the Company's oil and gas assets, liabilities, DD&A expense and general and administrative expense due to the accretion of the associated liability.

     In July 2001, the FASB issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method and that certain intangible assets in a business combination be recognized as assets apart from goodwill. The company is required to implement SFAS 141 for all business combinations for which the date of acquisition is July 1, 2001 or later. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the impairment of goodwill and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS 142 is required for fiscal year 2002. Adoption of SFAS 142 did not have a material adverse impact on its financial position or results of operations.

(8)  SUBSEQUENT EVENT

     During May, 2002, the Company's borrowing base under its Credit Facility was redetermined and increased to $155 million. The increase was effective May 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Cautionary Statement About Forward-Looking Statements

     Some of the information in this Quarterly Report on Form 10-Q, including information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. The forward-looking statements speak only as of the date made and the Company undertakes no obligation to update such forward-looking statements. These forward-looking statements may be identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. These future events include the following matters:

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

     .   regulatory developments;

     .   environmental risks; and

     .   general economic conditions.

     Any of the factors listed above and other factors contained in this Form 10-Q could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by the Company or on its behalf. The Company cannot assure you that future results will meet its expectations.

OVERVIEW

     We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. Our management and technical staff have substantial experience in each of these areas. As of December 31, 2001, we had at that date estimated total net proved reserves of 263 Bcfe, of which approximately 88% were natural gas and approximately 77% were proved developed, with an estimated PV-10 value of $212 million (using SEC pricing parameters at December 31, 2001 of $2.57/Mcf and $19.84/Bbl).

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

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

     Oil and Natural Gas Properties. We utilize the successful efforts method of accounting for our oil and natural gas properties. Under this method, all development and acquisition costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves or proved reserves, as applicable. Exploration expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Expenditures for repairs and maintenance to sustain or increase production from the existing producing reservoir are charged to expense as incurred. Expenditures to recomplete a current well in a different or additional proven or unproven reservoir are capitalized pending determination that economic reserves have been added. If the recompletion to an unproven reservoir is not successful, the expenditures are charged to expense. Expenditures for redrilling or directional drilling in a previously abandoned well are classified as drilling costs to a proven or unproven reservoir for determination of capital or expense. Significant tangible equipment added or replaced is capitalized. Expenditures to construct facilities or increase the productive capacity from existing reserves are capitalized. Internal costs directly associated with the development and exploitation of properties are capitalized as a cost of the property and are classified accordingly in the Company's financial statements. Crude oil volumes are converted to equivalent Mcfe's at the rate of one barrel to six Mcfe.

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

     Bad Debt Expense. The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility. The Company historically has not required collateral or other performance guarantees from creditworthy counterparties. Many of our receivables are from joint interest owners on property of which we are the operator. Thus, we may have the ability to withhold future revenue disbursements to cover any non-payment of joint interest billings. Our oil and natural gas receivables typically turnover quickly, usually one month for oil and two months for gas; thus, signaling any problem accounts in a timely manner. Counterparties to our derivative commodity contracts are routinely reviewed for creditworthiness to determine the realizability of any related derivative assets we might carry on our books. This review of receivables and counterparties is heavily dependent on the judgment of management. If it is determined that the carrying value of a receivable or financial instrument might not be recoverable, we record an allowance to the extent we believe the receivable or asset is not recoverable. The determination as to what extent a receivable or asset might be impaired is also heavily dependent on the judgment of management. As more information becomes known related to a particular counterparty or customer, management will continually reassess previous judgments and any resulting change in the related allowance could have a material positive or negative effect on our financial position and results of operations in the period of the change.

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

     Credit Facility. The Company has in place a $250 million credit facility (the "Credit Facility") with Bank One, NA as agent and seven other banks. The Credit Facility, as amended, matures May 31, 2003. On March 31, 2002, the Company's borrowing base under its Credit Facility was set at $145 million. The borrowing base is to be redetermined semi-annually on May 1 and November 1 and provides for interest as revised under the Credit Facility to accrue at a rate calculated at the Company's option as either the bank's prime rate plus a low of zero to a high of 50 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 212.5 as loans outstanding increase as a percentage of the borrowing base. As of March 31, 2002, the borrowing base was set at $145 million. and the Company was paying an average of 3.88% per annum interest on the principal balance of $99 million under the Credit Facility. Prior to maturity, no payments of principal are required so long as the borrowing base exceeds the loan balance. The borrowings under the Credit Facility are secured by substantially all of the Company's oil and natural gas properties. At March 31, 2002, the amount available to be borrowed under the Credit Facility was approximately $46 million.

     In connection with the Credit Facility we are required to adhere to certain affirmative and negative covenants. The loan agreement contains a number of dividend restrictions and restrictive covenants which, among other things, require the maintenance of minimum current and interest coverage ratios as of March 31, 2002 we were in compliance with the covenants contained in the Credit Facility and expect to be in compliance during the balance of 2002.

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

     Derivative Activities. Our derivative contracts in effect at March 31, 2002 will impact our liquidity for the periods covered by these contracts. NYMEX futures prices for natural gas currently exceed our swap and call prices for the period April 2002 to October 2002 and are outside of our collar established for the period November 2002 to

March 2003. Cash prices received by the Company for its natural gas production have historically been highly correlated with NYMEX prices. Also, currently the notional call volumes exceed our current actual production volumes and this can be expected to have an additional negative impact to the Company's cash flows and results of operations. Increases in the NYMEX price above the call price would have a negative impact on cash flow and results of operations, as the Company will be required to pay the amount the NYMEX price exceeds the swap price and the written call prices. The Company anticipates that the cash flow from its physical production will provide sufficient liquidity to settle any obligation generated by the monthly settlement terms of the Company's derivative contract activities.

     You should read the following discussion and analysis together with our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2001, filed in our 2001 Form 10-KSB. Our revenue, profitability, and future rate of growth are dependent upon prevailing prices for oil and gas, which, in turn, depend upon numerous factors such as economic, political, and regulatory developments as well as competition from other sources of energy. The energy markets historically have been highly volatile, and future decreases in prices could have an adverse effect on our financial position, results of operations, quantities of reserves that may be economically produced, and access to capital.

     The following table reflects certain summary operating data for the periods presented:

                                               Three Months Ended
                                                    March 31
                                               ------------------
                                                2002       2001
                                               ------     ------
Net Production Data :
Oil and Liquids (MBbls).....................       183        316
Natural Gas (MMcf)..........................     6,287      5,036
Equivalent Production (MMcfe)...............     7,385      6,932

Average Sales Price: (1)
Oil and Liquids (per Bbl)...................  $  18.55   $  26.89
Natural Gas (per Mcf).......................      2.29       7.05
Equivalent price (per Mcfe).................      2.41       6.35

Expenses ($ per Mcfe):
Lease operations............................  $   0.50   $   0.63
Production, severance and ad valorem........      0.17       0.43
Gathering, transportation and other.........      0.14       0.12
General and administrative..................      0.30       0.22
Depreciation and depletion (2)..............      1.19       0.91

(1)  Mark-to-market and derivative settlements in 2002 have been excluded.

(2)  Represents depreciation, depletion and amortization, excluding impairments.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Oil and Gas Revenues. Revenues from oil and gas operations decreased by 59% to $18.3 million for the three months ended March 31, 2002, compared to $44.5 million for the same period during 2001. The decrease is attributable to lower commodity prices received by the Company during the period ($18.55/Bbl and $2.29/Mcf in 2002 versus $26.89/Bbl and $7.05/Mcf in 2001), offset by higher daily production volumes due to drilling successes and volumes acquired in the Classic Acquisition.

     Derivatives fair value and settlements. The loss on derivatives fair value of $21.4 million for the three months ended March 31, 2002 represents the fair value mark-to-market adjustment made related to the April 2002 through October 2002 and November 2002 through March 2003 derivative contracts that the Company has in place at March 31, 2002. During the first quarter the Company unwound the floor portion of the April 2002 through October 2002 contract for a gain of approximately $5.8 million. Additionally, approximately $1.1 million in cash settlements were received by the Company for a derivative contract that covered the contract period of November 2001 through March 2002, and has expired during the first quarter of 2002. The $5.8 million gain from the sale of the floor and the $1.1 million of cash receipts on monthly settlements of the derivative activities have been included in the statement of operations in gain on derivative settlements. There were no derivative contracts in place at March 31, 2001.

     Production Expense. Production expense for the three months ended March 31, 2002, decreased by 15% to $3.7 million compared to $4.4 million during the same period of 2001. Lease operating expenses on an $/Mcfe basis decreased to $0.50/Mcfe from $0.63/Mcfe, while production, severance and ad valorem taxes decreased to $0.17/Mcfe from $0.43/Mcfe. Lower per unit operating costs associated with the Company's acquired properties and higher per unit operating costs of properties sold by the Company during the 2nd and 3rd quarters of 2001 are attributed to the current period decreases. Lower realized commodity prices during the three months ended March 31, 2002 of $2.41/Mcfe vs. $6.35/Mcfe in 2001 is the principal reason for the decrease in taxes.

     General and Administrative Expense. General and administrative expense for the three months ended March 31, 2002 increased by $0.7 million compared to the same period in 2001. The increase is attributable to continued increased staffing levels as a result of the Company's significant growth from acquisitions.

     Interest. Interest expense during the three month period ended March 31, 2002 decreased to $1.0 million compared to $2.2 million for the same period ending March 31, 2001. The decrease is attributable to lower average debt levels in 2002 combined with lower interest rates quarter over quarter (approximately 3.69% in 2002 versus 7.83% in 2001).

     Depreciation, Depletion and Amortization Expense. Depreciation, depletion and amortization expense ("DD&A") for the three months ended March 31, 2002 was $8.8 million compared to $6.3 million for the same period of 2001. The increase in DD&A recorded is attributed to the Company's production growth and the impact of its developmental drilling activities whereby the Company converts proved undeveloped reserves into proved developed producing reserves. Additionally, the deferred tax write-up related to the Classic Acquisition impacted the full quarter 2002 DD&A expense compared to only two months of the first quarter 2001.

     Income Taxes. For the three months ended March 31, 2002, the Company recorded a tax benefit of $5.5 million compared to a tax provision of $9.9 million during the same period in 2001. The benefit recorded in 2002 represents the Company's net income for the three months ended at its expected effective tax rate for 2002 of approximately 39%.

     Dividends to Preferred Stockholders. Dividends to preferred stockholders of approximately $0.2 million in the three months ended March 31, 2002 are comparable to the $0.2 million for the three months ended March 31, 2001. The Company currently has only the Series D Dividend to pay which is paid semi-annually on March 31 and September 30.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the Company's 2001 Annual Report on Form 10KSB, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Interest Rate Risk

     The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At March 31, 2002, the Company's variable rate debt had a carrying value of $99 million, which approximated its fair value.

Commodity Price Risk

     The Company manages through the use of derivative contracts a portion of the market risks associated with its natural gas sales. As of March 31, 2002, outstanding natural gas option contracts and swap agreements had a fair value loss of $18.3 million. The aggregate effect of an approximately 13% change (NYMEX prices at April 30, 2002) in gas prices would result in a change of approximately $6.9 million in the fair value of these financial instruments at March 31, 2002. Because these natural gas option contracts and swap agreements were not designated hedge derivatives, changes in their fair value is recognized in the consolidated income statements.

PART II.  OTHER INFORMATION

ITEMS 1. THROUGH 5.

Not Applicable.

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

     2.7 Merger Agreement, dated October 25, 2001, by and among 3TEC Energy Corporation, 3NEX Acquisition Corporation and Enex Resources Corporation. (Incorporated by reference to Exhibit 2.7 to Form 10-KSB filed April 1, 2002.)

     2.8 Certificate of Ownership and Merger Merging Enex Resources Corporation into 3TEC Energy Corporation filed with the Delaware Secretary of State January 31, 2002. (Incorporated by reference to Exhibit 2.8 to Form 10-KSB filed April 1, 2002.)

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

    10.32 Amendment No. 1 to 3TEC Energy Corporation 2000 Non-Employee Directors' Stock Option Plan.*

    10.33 Second Restated Credit Agreement among 3TEC Energy Corporation, Enex Resources Corporation, Middle Bay Production Company, Inc., and Magellan Exploration, LLC, as Borrowers, and Bank One, Texas, N.A. and the Institutions named therein, as Lenders, Bank One, Texas, N.A., as Administrative Agent, Bank of Montreal as Syndication Agent and Banc One Capital Markets, Inc., as Arranger, dated May 31, 2000. (Incorporated by reference to Exhibit 10.28 to Form S-2/A filed June 6, 2000.)

    10.34 First Amendment to Shareholders' Agreement by and among 3TEC Energy Corporation, the W/E Shareholders and the Major Shareholders, dated May 30, 2000. (Incorporated by reference to Exhibit 10.29 to Form S-2/A filed June 6, 2000.)

    10.35 Third Restated Credit Agreement among 3TEC Energy Corporation, Enex Resources Corporation and 3TEC/CRI Corporation, as Borrowers, and Bank One, N.A. and the Institutions named therein, as Lenders, Bank One, N.A., as Administrative Agent, Bank of Montreal as Syndication Agent and Banc One Capital Markets, Inc., as Arranger, dated March 12, 2001. (Incorporated by reference to Exhibit 10.27 to Form 10-QSB filed May 14, 2001.)

*  Filed herewith.

(b) The following reports were filed on Form 8-K during the first quarter of 2002:

On January 4, 2002, the Company filed a Form 8-K under item 5 describing the announcement of the completed merger of a wholly-owned subsidiary of the Company with Enex Resources and the announcement of certain Board of Directors changes effective January 1, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of May 10, 2002.

                             3TEC ENERGY CORPORATION
                              (Registrant)

                            By:  /s/ Floyd C. Wilson
                               ------------------------------
                               Floyd C. Wilson
                               Chairman and Chief Executive Officer

                            By:  /s/ R.A. Walker
                               ------------------------------
                               R.A. Walker
                               President, Chief Financial Officer, Director

                            By:  /s/ Shane M. Bayless
                               ------------------------------
                               Shane M. Bayless
                               Vice President-Controller, Treasurer and
                               Principal Accounting Officer