Form 10-Q
period 2002-06-30
3TEC ENERGY CORP
filed 2002-08-14
CIK 903267

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                          Common stock, $0.02 par value
                      16,624,194 shares as of July 19, 2002

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                             PAGE
                                                                              NO.
                                                                             ----

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets-
       June 30, 2002 (Unaudited) and December 31, 2001 (Audited) ..........    1
     Consolidated Statements of Operations (Unaudited)-
       Three and six months ended June 30, 2002 and 2001 ..................    2
     Consolidated Statements of Cash Flows (Unaudited)-
       Six months ended June 30, 2002 and 2001 ............................    3
     Notes to Consolidated Financial Statements (Unaudited) ...............    4

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations ........................    8

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........   15

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ...............   15

Item 6.  Exhibits and Reports on Form 8-K .................................   16


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                                                      JUNE 30,       DECEMBER 31,
                                                                                       2002             2001
                                                                                  -------------   ----------------
                                                                                    (Unaudited)       (Audited)
                                     ASSETS
CURRENT ASSETS

     Cash and cash equivalents ..............................................       $  3,707        $ 17,762
     Accounts receivable ....................................................         13,555          16,835
     Income taxes receivable ................................................            164           4,464
     Other current assets ...................................................          2,163           4,473
                                                                                    --------        --------
           Total current assets .............................................         19,589          43,534

PROPERTY AND EQUIPMENT (AT COST)
     Oil and gas-successful efforts method ..................................        407,450         385,264
     Other property and equipment ...........................................          3,833           3,549
                                                                                    --------        --------
                                                                                     411,283         388,813
Accumulated depreciation, depletion and amortization ........................        (89,751)        (71,039)
                                                                                    --------        --------
Net Property and Equipment ..................................................        321,532         317,774
OTHER ASSETS ................................................................          1,333           1,730
                                                                                    --------        --------
TOTAL ASSETS ................................................................       $342,454        $363,038
                                                                                    ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable .......................................................       $ 11,676        $ 25,052
     Accrued liabilities ....................................................            638           1,322
     Series C Preferred stock redemption payable ............................          1,284           1,349
     Derivative fair value liability ........................................          9,318              --
     Other current liabilities ..............................................            939           1,468
                                                                                    --------        --------
Total current liabilities ...................................................         23,855          29,191

LONG-TERM DEBT ..............................................................         99,000         108,000
DEFERRED INCOME TAXES .......................................................         41,581          45,135


STOCKHOLDERS' EQUITY

Preferred stock, $0.02 par, 20,000,000 shares authorized, 266,667 designated
     Series B, 2,300,000 shares designated Series C and
     725,167 shares designated Series D, none other designated ..............             --              --

Convertible preferred stock Series B, $7.50 stated value, 207,905 and 266,667 shares issued and outstanding at June 30,2002 and
     December 31, 2001, respectfully. $1,559 aggregate liquidation preference          2,828           3,627

Convertible preferred stock Series D, 5% $24.00 stated value, 614,776 shares issued and outstanding at June 30, 2002 and December 31, 2001,
     respectively. $14,755 aggregate liquidation preference .................          7,485           7,485

Common stock, $.02 par value, 60,000,000 shares authorized, 16,694,001 and
     16,547,595 shares issued at June 30, 2002
     and December 31, 2001, respectively ....................................            334             331

     Additional paid-in capital .............................................        154,377         151,412
     Retained earnings ......................................................         15,165          18,906
     Treasury stock; 69,796 shares at June 30, 2002 and December 31, 2001,
      respectively ..........................................................         (1,049)         (1,049)


     Deferred compensation ..................................................         (1,122)             --
                                                                                    --------        --------

TOTAL STOCKHOLDERS' EQUITY ..................................................        178,018         180,712
                                                                                    --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................       $342,454        $363,038
                                                                                    ========        ========



                               SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)




                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                         (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                            2002           2001         2002           2001
                                                       --------------  ------------- -----------  --------------
REVENUES

     Oil, natural gas and plant income ...........   $    28,171    $    33,256    $   46,478    $    77,775
     Gain (loss) on sale of properties ...........          (222)         6,749          (145)         6,836
     Gain (loss) on derivative fair value ........         9,011             --       (12,400)            --
     Gain (loss) on derivatives settlements ......        (4,716)            --         2,168             --
     Other .......................................            12            327           199            452
                                                     -----------    -----------    ----------    -----------
TOTAL REVENUES ...................................        32,256         40,332        36,300         85,063
                                                     -----------    -----------    ----------    -----------

EXPENSES
     Production -
        Lease operations .........................         3,708          4,786         7,431          9,143
        Production, severance and ad valorem taxes         2,255          2,176         3,502          5,165
        Gathering, transportation and other ......         1,066          1,013         2,099          1,828
     Geological and geophysical ..................           648            154           828            369
     Dry hole and impairments ....................         1,562             --         1,616             --
     Surrendered and expired acreage .............           589             --           589             --
     General and administrative ..................         2,506          1,807         4,713          3,349
     Restricted stock compensation ...............           432             --           432             --
     Interest ....................................         1,019          1,893         2,043          4,074
     Depreciation, depletion and amortization ....         9,629          7,007        18,384         13,346
     Other .......................................           191             --           191             --
                                                     -----------    -----------    ----------    -----------
TOTAL EXPENSES ...................................        23,605         18,836        41,828         37,274

INCOME (LOSS) BEFORE INCOME TAX EXPENSE,
  MINORITY INTEREST AND DIVIDENDS
  TO PREFERRED STOCKHOLDERS ......................         8,651         21,496        (5,528)        47,789
Minority Interest ................................            --            118            --            301
Income tax (benefit) expense .....................         3,374          8,168        (2,157)        18,103
                                                     -----------    -----------    ----------    -----------
NET INCOME (LOSS) ................................         5,277         13,210        (3,371)        29,385
Dividends to preferred stockholders ..............           185            184           370            375
                                                     -----------    -----------    ----------    -----------


NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                $     5,092    $    13,026   $    (3,741)   $    29,010
                                                     ===========    ===========   ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE
     BASIC                                           $      0.31    $      0.89   $     (0.23)   $      1.99
                                                     ===========    ===========   ===========    ===========
     DILUTED                                         $      0.27    $      0.70   $     (0.23)   $      1.56
                                                     ===========    ===========   ===========    ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                            16,560,905     14,627,066    16,525,827     14,612,342
                                                     ===========    ===========   ===========    ===========
     DILUTED                                          19,241,113     19,171,852    16,525,827     19,123,258
                                                     ===========    ===========   ===========    ===========


                                 SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30
                                                                                        (Unaudited)     (Unaudited)
                                                                                           2002           2001
                                                                                      -------------  --------------

OPERATING ACTIVITIES

Net income (loss) ................................................................        $ (3,371)        $ 29,385

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation, depletion and amortization ....................................          18,054           12,994
     Amortization of debt issue costs ............................................             330              352
     Dry hole and impairments ....................................................           1,616               --
     Surrendered and expired acreage .............................................             589               --
     Loss on derivative fair value ...............................................          12,400               --
     (Gain) Loss on sale of properties ...........................................             145           (6,836)
     Deferred income taxes .......................................................          (3,228)          11,159
     Restricted stock compensation ...............................................             432               --
     Minority interest ...........................................................              --              301
     Common stock issued in lieu of directors fees ...............................              13               --
     Changes in current assets and liabilities net, of acquisition effects:
       Accounts receivable and other current assets ..............................           6,875           13,815
       Accounts payable, accrued liabilities and other current liabilities .......         (14,842)          (1,011)
                                                                                          --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........................................          19,013           60,159

INVESTING ACTIVITIES
     Proceeds from sales of properties ...........................................             959           11,654
     Acquisition of Classic Resources, Inc., net of cash acquired ................              --          (58,584)
     Acquisition of oil and gas properties .......................................              --           (4,477)
     Development of oil and gas properties .......................................         (25,157)         (29,675)
     Additions to other assets ...................................................            (287)            (755)
                                                                                          --------         --------
NET CASH USED IN INVESTING ACTIVITIES ............................................         (24,485)         (81,837)

FINANCING ACTIVITIES
     Proceeds from long-term debt ................................................          18,500           82,000
     Principal payments on long-term debt ........................................         (27,500)         (56,000)
     Proceeds from exercise of stock options and warrants ........................             600              248
     Preferred stock dividends ...................................................            (183)            (188)
                                                                                          --------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..............................          (8,583)          26,060

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................         (14,055)           4,382
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................          17,762            4,436
                                                                                          --------         --------
CASH AND CASH EQUIVALENTS AT ENDING OF PERIOD ....................................        $  3,707         $  8,818
                                                                                          ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest ....................................................................        $  2,003         $  3,707
                                                                                          ========         ========
     Income taxes ................................................................        $    963         $  6,208
                                                                                          ========         ========
Non-cash investing and financing activities:

     Preferred dividends incurred but not paid ...................................        $    187         $    186
                                                                                          ========         ========
     Deferred taxes recorded in acquisition of Classic ...........................        $    325         $ 27,566
                                                                                          ========         ========

                                 SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)    BASIS OF PRESENTATION

     In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 30, 2002 and December 31, 2001, consolidated results of operations and consolidated cash flows for the periods ended June 30, 2002 and 2001.

     These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year ending December 31, 2002.

     The Company restated its financial results for the first two quarters of 2001. The changes reflected adjustments to oil and natural gas production and revenues as a result of the Company's over accrual of revenue related to these quarters. The impact of the adjustments decreased the previously reported amounts as follows for the three and six month periods ended June 30, 2001:



                                               Three Months Ended  Six Months Ended
                                                 June 30, 2001      June 30, 2001
                                               ------------------  -----------------
           Total Revenues ......................    $3,494            $7,839
           Costs and operating expenses ........       961             1,654
           Operating income ....................     2,533             6,185
           Net Income ..........................     1,571             3,843
           Net Income per share (fully diluted).      0.08              0.20


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

     At June 30, 2002, the Company had a weighted average of 2,623,463 stock options, warrants and convertible preferred stock outstanding which were not included in the computation of diluted earnings per share, because the effect of the assumed exercise of these stock options, warrants and convertible securities would have an antidilutive effect on the computation of diluted loss per share.

     Basic and diluted earnings per share for the three and six-month periods ended June 30, 2002 and 2001 was determined as follows (in thousands):

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

                                                                                Three Months Ended              Six Months Ended
                                                                                     June 30,                       June 30,
                                                                              2002            2001             2002         2001
                                                                              ----            ----             ----         ----
Basic net income (loss) attributable
       to common shareholders .....................................           5,092          13,026          (3,741)       29,010
Plus preferred stock dividends ....................................             185             184               -           375
Plus interest expense (net of tax) on
       subordinated convertible notes .............................               -             184               -           365
                                                                            -------         -------         -------       -------
Fully diluted net income (loss) attributable
       to common shareholders .....................................           5,277          13,394          (3,741)       29,750
                                                                            =======         =======         =======       =======

Basic shares outstanding (weighted average shares) ................          16,561          14,627          16,526        14,612
Plus potentially dilutive securities:
       o Dilutive options and warrants applying
           treasury stock method ..................................           1,932           2,326               -         2,290
       o Shares from conversion of subordinated
           convertible notes ......................................               -           1,466               -         1,468
       o Shares from conversion of Series B
           preferred stock ........................................             121             131               -           131
       o Shares from conversion of Series D
           preferred stock ........................................             615             622               -           622
       o Non-vested restricted stock ..............................              12               -               -
                                                                            -------         -------         -------       -------
Fully diluted shares outstanding (weighted average shares) ........          19,241          19,172          16,526        19,123
                                                                            =======         =======         =======       =======


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

     The following pro forma data presents the results of the Company for the six months ended June 30, 2001, as if the Classic Acquisition had occurred on January 1, 2001. The pro forma data assumes the acquisition of the respective properties and the debt financing transactions related to these acquisitions. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. (in thousands, except per share amounts):

                                                                   Pro Forma
                                                               Six Months Ended
                                                                 June 30, 2001
                                                                  (Unaudited)
                                                               -----------------

Total revenues ..................................................  $ 87,133
Net income attributable to common stockholders ..................    26,187
Net income per basic share attributable to common stockholders ..      1.84

(5)   STOCKHOLDERS' EQUITY

     During March, 2002, a holder of the Company's Series B Preferred Stock ("Series B") elected to convert 58,762 Series B shares into 34,065 shares of the Company's Common Stock ("Common"). The conversion ratio was determined using the convertible shares at December 31, 2001 whereby 266,667 Series B shares were convertible into 154,591 shares of Common. At June 30, 2002, 207,905 Series B shares were outstanding.

     During May 2002, the Company issued 95,000 shares of restricted stock to certain members of the Company's management valued at $1.6 million. At June, 30, 2002, the Company has recognized approximately $0.4 million as restricted stock compensation expense and will recognize the remaining $1.2 million over the remaining service and vesting periods of two years.

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

     The following table details the Company's derivative contract positions which were in place at June 30, 2002.

Natural Gas Derivatives
-----------------------

          Period                 Mmbtu Per Day         Total Mmbtu        Type     NYMEX Price
          ------                 -------------         -----------        ----     -----------
July 2002 - October 2002             56,000             6,888,000         Call        $3.50
July 2002 - October 2002             28,000             3,444,000         Call        $3.15
July 2002 - October 2002             56,000             6,888,000         Swap        $2.56
November 2002 - March 2003           20,000             3,020,000         Put         $3.20
November 2002 - March 2003           10,000             1,510,000         Call        $3.40
November 2002 - March 2003           20,000             3,020,000         Call        $3.60


     For the period from July 1, 2002 to October 30, 2002 the Company has notional volumes of 84,000 Mmbtu per day under written call derivatives in addition to 56,000 Mmbtu related to the swap contract in place for the same period. These notional volumes exceed actual production volumes at July 1, 2002 of approximately 70,000 MCF per day. To the extent that the actual NYMEX price exceeds the written call strike prices of $3.15/MCF and $3.50/MCF there would be an additional negative impact to the Company's cash flow and results of operations.

     During 2002, the Company has paid net cash settlements of approximately $3.6 million related to its derivative activities. The $5.8 million gain from the sale of the put floor and the $3.6 million of net cash paid for settlements on the derivative activities have been included in the statement of operations as gain on derivative settlements. At July 31, 2002 the fair value of the Company's open derivative positions was a $3.0 million mark-to-market loss, with the closed contract months for July and August having settled for total cash payments of $2.3 million. A 10% increase to the July 31 NYMEX prices would result in settlements of the open contract months for the Company's derivatives to increase by $1.2 million while a 10% decrease would result in $2.8 million decrease to these contract settlements.

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

     Implementation of SFAS 143 is required for fiscal year 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Due to the effort necessary to comply with the adoption of SFAS 143, it is not practicable for management to estimate precisely the impact of adopting SFAS 143 at the date of this report but adoption is likely to increase the Company's oil and gas assets, liabilities, depreciation, depletion, and amortization ("DD&A) (hereafter defined) expense and acretion expense due to the accretion of the associated liability.

(8)   CREDIT FACILITY

     During May, 2002, the Company's borrowing base under its Credit Facility was redetermined and increased to $155 million. The increase was effective May 1, 2002.

     During August, 2002, the Company extended the maturity date of its Credit Facility with its existing bank group until July 2, 2003 under the same terms and conditions. The Company anticipates entering into an extension of the maturity date for the Credit Facility during the third quarter of 2002 which is expected to move the maturity date to August 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Cautionary Statement About Forward-Looking Statements

     Some of the information in this Quarterly Report on Form 10-Q, including information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. The forward-looking statements speak only as of the date made and the Company undertakes no obligation to update such forward-looking statements. These forward-looking statements may be identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. These future events include the following matters:

     o   financial position;
     o   business strategy;
     o   budgets;
     o   amount, nature and timing of capital expenditures;
     o   drilling of wells;
     o   natural gas and oil reserves;
     o   timing and amount of future production of natural gas and oil;
     o   operating costs and other expenses;
     o   cash flow and anticipated liquidity;
     o   prospect development and property acquisitions; and
     o   marketing of natural gas and oil.

Numerous important factors, risks and uncertainties may affect the Company's operating results, including:

     o   the risks associated with exploration;
     o the ability to find, acquire, market, develop and produce new properties;
     o   natural gas and oil price volatility;
     o uncertainties in the estimation of proved reserves and in the projection;
     o   future rates of production and timing of development expenditures;
     o   operating hazards attendant to the natural gas and oil business;
     o downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
     o   potential mechanical failure or under-performance of significant wells;
     o   climactic conditions;
     o   availability and cost of material and equipment;
     o   delays in anticipated start-up dates;
     o actions or inactions of third-party operators of the Company's properties;
     o   the ability to find and retain skilled personnel;
     o   availability of capital;
     o   the strength and financial resources of competitors;
     o   regulatory developments;
     o   environmental risks; and
     o   general economic conditions.

     Any of the factors listed above and other factors contained in this Form 10-Q could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by the Company or on its behalf. The Company cannot assure you that future results will meet its expectations.

OVERVIEW

     We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. Our management and technical staff have substantial experience in each of these areas. As of December 31, 2001, we had at that date estimated total net proved reserves of 263 Bcfe, of which approximately 88% were natural gas and approximately 77% were proved developed, with an estimated PV-10 value of $212 million (using Securities and Exchange Commission pricing) pricing parameters at December 31, 2001 $2.57/Mcf and $19.84/Bbl).

     Historically, we have increased our reserves and production principally through acquisitions. We focus on properties that have a substantial proved reserve component and which management believes to have additional exploitation opportunities. Recently, we have also acquired a number of drilling prospects covered by an extensive 3-D seismic database that we believe have exploration potential. We have assembled an experienced management team and technical staff with expertise in property acquisitions and development, reservoir engineering, exploration and financial management.

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

     The Company is required to assess the need for an impairment of capitalized costs of oil and natural gas properties and other long-lived assets whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. If impairment is indicated based on a comparison of the asset's carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. Any impairment charge incurred is recorded in accumulated depletion, depreciation, and amortization ("DD&A") to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of management judgment, including the determination of a property's reserves, future cash flows, and fair value.

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

     To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying items being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. The Company's natural gas derivative financial instruments were not designated as hedges at the time the instruments were executed and, as such, these instruments are marked-to-market through earnings each period.

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

     Our activities in 2002 have been financed through operating cash flow and bank borrowings. Our primary source of financing for acquisitions has been borrowing under our Credit Facility described below.

     Credit Facility. The Company has in place a $250 million credit facility (the "Credit Facility") with Bank One, NA as agent and seven other banks. The Credit Facility, as amended, matures May 31, 2003. On June 30, 2002, the Company's borrowing base under its Credit Facility was set at $155 million. The borrowing base is to be redetermined semi-annually on May 1 and November 1 and provides for interest as revised under the Credit Facility to accrue at a rate calculated at the Company's option as either the bank's prime rate plus a low of zero to a high of 50 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 212.5 as loans outstanding increase as a percentage of the borrowing base. As of June 30, 2002, the borrowing base was set at $155 million. and the Company was paying an average of 3.55% per annum interest on the principal balance of $99 million under the Credit Facility. Prior to maturity, no payments of principal are required so long as the borrowing base exceeds the loan balance. The borrowings under the Credit Facility are secured by substantially all of the Company's oil and natural gas properties. At June 30, 2002, the amount available to be borrowed under the Credit Facility was approximately $56 million.

     During August, 2002, the Company extended the maturity date of its Credit Facility with its existing bank group until July 2, 2003 under the same terms and conditions. The Company anticipates entering into an extension of the maturity date for the Credit Facility during the third quarter of 2002 which is expected to move the maturity date to August 31, 2004.

     In connection with the Credit Facility we are required to adhere to certain affirmative and negative covenants. The loan agreement contains a number of dividend restrictions and restrictive covenants which, among other things, require the maintenance of minimum current and interest coverage ratios. As of June 30, 2002 we were in compliance with the covenants contained in the Credit Facility.

     Market Risk. We generally sell our oil at local field prices paid by the principal purchasers of oil. The majority of our natural gas production is sold at spot prices. Accordingly, we are generally subject to the commodity prices for these resources as they vary from time to time.

     Inflation and Changes in Prices. Our revenues and the value of our oil and gas properties have been and will be affected by changes in natural gas and crude oil prices. Our ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on natural gas and crude oil prices. These prices are subject to significant seasonal and other fluctuations that are beyond our ability to control or predict. Costs and expenses are affected by the level of inflation. Should current conditions in the industry be sustained, increased competition resulting in a relative shortage of oilfield supplies and/or services, inflationary cost pressures may continue.

     Derivative Activities. Our derivative contracts in effect at June 30, 2002 will impact our liquidity for the periods covered by these contracts. NYMEX futures prices for natural gas at July 31, 2002 currently exceed our swap and call prices for the period July 2002 to October 2002 and are outside of our collar established for the period November 2002 to March 2003. Cash prices received by the Company for its natural gas production have historically been highly correlated with NYMEX prices. Also, currently the notional call volumes exceed our current actual production volumes and this can be expected to have an additional negative impact to the Company's cash flows and results of operations. Realized NYMEX prices above the call price would have a negative impact on cash flow and results of operations, as the Company will be required to pay the amount the NYMEX price exceeds the swap price and the written call prices. The Company anticipates that the cash flow from its physical production will provide sufficient liquidity to settle any obligation generated by the monthly settlement terms of the Company's derivative contract activities. At July 31, the fair value of the Company's open derivative positions was a $3.0 million mark-to-market loss, with the closed contract months for July and August having settled for cash payments of $2.3 million. A 10% increase to the July 31 NYMEX prices would result in settlements of the open contract months for the Company's derivatives to increase by $1.2 million while a 10% decrease would result in a $2.8 million decrease to these contract settlements.

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

     The following table reflects certain summary operating data for the periods presented:

                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                            ---------------------         --------------------
                                              2002         2001             2002        2001
                                            ---------   ---------         -------    ---------
Net Production Data:

Oil and Liquids (MBbls) ............           212           262            395            577
Natural Gas (MMcf) .................         6,480         5,617         12,767         10,654
Equivalent Production (MMcfe) ......         7,752         7,187         15,137         14,117

Average Sales Price: (1)

Oil and Liquids (per Bbl) ..........        $23.44        $24.99         $21.17         $26.03
Natural Gas (per Mcf) ..............          3.47          4.66           2.89           5.79
Equivalent price (per Mcfe) ........          3.54          4.55           2.99           5.43

Expenses ($ per Mcfe):

Lease operations ...................         $0.48         $0.67          $0.49          $0.65
Production, severance and ad valorem          0.29          0.30           0.23           0.37
Gathering, transportation and other.          0.14          0.14           0.14           0.13
General and administrative .........          0.32          0.25           0.31           0.24
Depreciation and depletion (2) .....          1.24          0.98           1.21           0.95


(1)  Mark-to-market and derivative settlements in 2002 have been excluded.
(2)  Represents depreciation, depletion and amortization, excluding impairments.


Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Oil and Gas Revenues. Revenues from oil and gas operations decreased by 15% to $28.2 million for the three months ended June 30, 2002, compared to $33.3 million for the same period during 2001. The decrease is attributable to lower commodity prices received by the Company during the period ($23.44/Bbl and $3.47/Mcf in

2002 versus $24.99/Bbl and $4.66/Mcf in 2001), offset somewhat by higher daily production volumes due to recent drilling successes.

     Gain (loss) on Sale of Properties. The loss on sale of properties for the three months ended June 30, 2002 decreased to $0.2 million compared to a gain of $6.7 million during the same period of 2001. The decrease is a result of the Company's divestment of non-strategic oil and gas properties in 2001 vs. minimal divestiture activity in 2002.

     Derivatives Fair Value and Settlements. The gain on derivatives fair value of $9.0 million for the three months ended June 30, 2002 represents the fair value mark-to-market adjustment made related to the July 2002 through October 2002 and November 2002 through March 2003 derivative contracts that the Company has in place at June 30, 2002. During the second quarter of 2002, approximately $4.7 million in cash settlements were paid by the Company for derivative contracts that covered the contract period of April 2002 through October 2002. There were no derivative contracts in place at June 30, 2001.

     Production Expense. Production expense for the three months ended June 30, 2002, decreased by 13% to $7.0 million compared to $8.0 million during the same period of 2001. Lease operating expenses on an $/Mcfe basis decreased to $0.48/Mcfe from $0.67/Mcfe. Lower per unit operating costs associated with the Company's acquired properties and higher per unit operating costs of properties sold by the Company during the 2nd and 3rd quarters of 2001 are attributed to the current period decreases.

     Geological and Geophysical. Geological and Geophysical expense for the three months ended June 30, 2002 increased to $0.6 million compared to $0.2 million in 2001. The increase is attributed primarily to the Company's exploratory activities and related costs incurred for acquisition and reprocessing of seismic data.

     Dry Hole and Impairments. Dry hole and impairments increased in the three months ended June 30, 2002 as a result of the drilling of one exploratory dry hole in the period and the impairment charge recognized as a result of changes in the economics of two minor fields due to an increase in lease operating expenses and a well shut in within one of these two fields.

     Surrendered and Expired Acreage. The increase in surrendered and expired acreage is attributed to acreage related to the exploratory dry hole which was drilled in the period whereby the Company determined that no further activity would be initiated on the prospect.

     General and Administrative Expense. General and administrative expense for the three months ended June 30, 2002 increased by $0.7 million compared to the same period in 2001. The increase is attributable to continued increased staffing levels as a result of the Company's significant growth from acquisitions.

     Restricted Stock Expense. During the three months ended June 30, 2002, the Company recognized restricted stock compensation expense of $0.4 million which is attributed to the share grants made to certain officers of the Company that were approved at the Company's annual meeting in May, 2002.

     Interest. Interest expense during the three month period ended June 30, 2002 decreased to $1.0 million compared to $1.9 million for the same period ending June 30, 2001. The decrease is attributable to lower interest rates quarter over quarter (approximately 3.9% in 2002 versus 6.5% in 2001) offset somewhat by slightly higher average debt levels.

     Depreciation, Depletion and Amortization Expense. DD&A for the three months ended June 30, 2002 was $9.6 million compared to $7.0 million for the same period of 2001. The increase in DD&A recorded is attributed to the Company's production growth and the impact of its developmental drilling activities whereby the Company converts proved undeveloped reserves into proved developed producing reserves.

     Income Taxes. For the three months ended June 30, 2002, the Company recorded a tax provision of $3.4 million compared to a tax provision of $8.2 million during the same period in 2001. The provision recorded in 2002 represents the Company's net income for the three months ended at its expected effective tax rate for 2002 of approximately 39%.

     Dividends to Preferred Stockholders. Dividends to preferred stockholders of approximately $0.2 million in the three months ended June 30, 2002 are comparable to the $0.2 million for the three months ended June 30, 2001. The Company currently has only the Series D dividend to pay which is paid semi-annually on March 31 and September 30.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Oil and Gas Revenues. Revenues from oil and gas operations decreased by 40% to $46.5 million for the six months ended June 30, 2002, compared to $77.8 million for the same period during 2001. The decrease is attributable to lower commodity prices received by the Company during the period ($21.17/Bbl and $2.89/Mcf in 2002 versus $26.03/Bbl and $5.79/Mcf in 2001), partially offset by higher daily production volumes due to recent drilling successes.

     Gain (loss) on Sale of Properties. The loss on sale of properties for the six months ended June 30, 2002 decreased to $0.1 million compared to a gain of $6.7 million during the same period of 2001. The decrease is a result of the Company's divestment of non-strategic oil and gas properties in 2001 vs. minimal divestiture activity in 2002.

     Derivatives Fair Value and Settlements. The loss on derivatives fair value of $12.4 million for the six months ended June 30, 2002 represents the fair value mark-to-market adjustment made related to the July 2002 through October 2002 and November 2002 through March 2003 derivative contracts that the Company has in place at June 30, 2002. During the first quarter of 2002 the Company unwound the floor portion of the April 2002 through October 2002 contract for a gain of approximately $5.8 million. Additionally, approximately $1.1 million in cash settlements were received by the Company for a derivative contract that covered the contract period of November 2001 through March 2002, which expired during the first quarter of 2002. During the second quarter of 2002, the Company had derivatives settlement payments of approximately 4.7 million. The $5.8 million gain from the sale of the floor and the $3.6 million net monthly settlement payments of the derivative activities have been included in the statement of operations in gain on derivative settlements. There were no derivative contracts in place at June 30, 2001.

     Production Expense. Production expense for the six months ended June 30, 2002, decreased by 19% to $13.0 million compared to $16.1 million during the same period of 2001. Lease operating expenses on an $/Mcfe basis decreased to $0.49/Mcfe from $0.65/Mcfe, while production, severance and ad valorem taxes decreased to $0.23/Mcfe from $0.37/Mcfe. Lower per unit operating costs associated with the Company's acquired properties and higher per unit operating costs of properties sold by the Company during the 2nd and 3rd quarters of 2001 are attributed to the current period decreases. Lower realized commodity prices during the six months ended June 30, 2002 of $2.99/Mcfe vs. $5.43/Mcfe in 2001 is the principal reason for the decrease in taxes.

     Geological and Geophysical. The increase in Geological and Geophysical expense for the six months ended June 30, 2002 increased to $0.8 million compared to $0.4 million in 2001. The increase is attributed primarily to the Company's exploratory activities and related costs incurred for acquisition and reprocessing of seismic data.

     Dry Hole and Impairments. Dry hole and impairments increased in the six months ended June 30, 2002 as a result of the drilling of one exploratory dry hole in the period and the impairment charge recognized as a result of changes in the economics of two minor fields due to an increase in lease operating expenses and a well shut in within one of these two fields.

     Surrendered and Expired Acreage. The increase in surrendered and expired acreage is attributed to acreage related to the exploratory dry hole which was drilled in the period whereby the Company determined that no further activity would be initiated on the prospect.

     General and Administrative Expense. General and administrative expense for the six months ended June 30, 2002 increased by $1.4 million compared to the same period in 2001. The increase is attributable to continued increased staffing levels as a result of the Company's significant growth from acquisitions.

     Restricted Stock Expense. During the six months ended June 30, 2002, the Company recognized restricted stock compensation expense of $0.4 million which is attributed to the share grants made to certain officers of the Company that were approved at the Company's annual meeting in May, 2002.

     Interest. Interest expense during the six month period ended June 30, 2002 decreased to $2.0 million compared to $4.1 million for the same period ending June 30, 2001. The decrease is attributable to lower interest rates quarter over quarter (approximately 3.8% in 2002 versus 7.2% in 2001).

     Depreciation, Depletion and Amortization Expense. DD&A for the six months ended June 30, 2002 was $18.4 million compared to $13.3 million for the same period of 2001. The increase in DD&A recorded is attributed to the Company's production growth and the impact of its developmental drilling activities whereby the Company converts proved undeveloped reserves into proved developed producing reserves.

     Income Taxes. For the six months ended June 30, 2002, the Company recorded a tax benefit of $2.2 million compared to a tax provision of $18.1 million during the same period in 2001. The benefit recorded in 2002 represents the Company's net income for the six months ended at its expected effective tax rate for 2002 of approximately 39%.

     Dividends to Preferred Stockholders. Dividends to preferred stockholders of approximately $0.4 million in the six months ended June 30, 2002 are comparable to the $0.4 million for the six months ended June 30, 2001. The Company currently has only the Series D Dividend to pay which is paid semi-annually on March 31 and September 30.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the Company's 2001 Annual Report on Form-10KSB, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Interest Rate Risk

     The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At June 30, 2002, the Company's variable rate debt had a carrying value of $99 million, which approximated its fair value.

Commodity Price Risk

     The Company manages through the use of derivative contracts a portion of the market risks associated with its natural gas sales. As of June 30, 2002, outstanding natural gas option contracts and swap agreements had a fair value loss of $9.3 million. Because these natural gas option contracts and swap agreements were not designated hedge derivatives, changes in their fair value is recognized in the consolidated income statements. At July 31, 2002 the fair value of the Company's open derivative positions was a $3.0 million mark-to-market loss, with the closed contract months for July and August having settled for total cash payments of $2.3 million . A 10% increase to the July 31 NYMEX prices would result in settlements of the open contract months for the Company's derivatives to increase by $1.2 million while a 10% decrease would result in a $2.8 million decrease to these contract settlements.

PART II. OTHER INFORMATION

ITEMS 1., 2., 3. AND 5.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held May 8, 2002, for the purpose of voting on the following items:

     1. To elect three (3) class I directors for three-year terms expiring in 2005.

     2. The ratification of the appointment of KPMG, LLP as the independent accountants of the Company for the current fiscal year ending December 31, 2002.

     3. To approve an amendment authorizing the issuance of restricted stock and restatement of the 3TEC Energy Corporation 2001 Stock Option Plan.



The following table summarizes the tabulation of votes with respect to the foregoing matters:


                                                                                  For            Withheld
                                                                                ---------------------------
Proposal 1:
Election of three (3) Class I directors for three (3) year terms as follows:

Floyd C. Wilson            three (3) year                                      14,886,065       180,049
R.A. Walker                three (3) year                                      14,886,051       180,063
Larry J. Bump              three (3) year                                      14,886,042       180,072


                                                                                 For             Against        Abstain
                                                                                ----------------------------------------
Proposal 2:
Ratification of the appointment of KPMG, LLP                                   14,868,023        183,819         14,272
as the Company's independent auditors for the
fiscal year ending December 31, 2002

Proposal 3:
Approval of an amendment authorizing the issuance                               7,712,004      5,263,464         19,999
of restricted stock and restatement of the 2001 Stock Option Plan


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

10.32 Amendment No. 1 to 3TEC Energy Corporation 2000 Non-Employee Directors' Stock Option Plan. (Incorporated by reference to Exhibit
         10.32 to Form 10-Q filed May 13, 2002).

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

10.36 3TEC Energy Corporation Amended and Restated 2001 Stock Option and Restricted Stock Plan (Incorporated by reference to Exhibit B to Form DEF 14A filed April 4, 2002).

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith

(b) The following reports were filed on Form 8-K during the second quarter of 2002:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized, as of August 13, 2002.

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