Form 10-Q
period 2002-09-30
3TEC ENERGY CORP
filed 2002-11-12
CIK 903267

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                              700 MILAM, SUITE 1100
                                HOUSTON, TX 77002
          (Address of principal executive offices, including zip code)

                                 (713) 821-7100
              (Registrant's telephone number, including area code)

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

                          Common stock, $0.02 par value
                    16,541,416 shares as of November 8, 2002

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                PAGE
                                                                                                 NO.
                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets-
       September 30, 2002 (Unaudited) and December 31, 2001 (Audited) ......................     1
     Consolidated Statements of Operations (Unaudited)-
       Three and nine months ended September 30, 2002 and 2001 .............................     2
     Consolidated Statements of Cash Flows (Unaudited)-
       Nine months ended September 30, 2002 and 2001 .......................................     3
     Notes to Consolidated Financial Statements (Unaudited) ................................     4

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations .........................................     8

Item 3. Quantitative and Qualitative Disclosures About Market Risk .........................    15

Item 4. Controls and Procedures.............................................................    15

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................................................    15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                                             2002              2001
                                                                                         -------------     -------------
                                                                                          (Unaudited)        (Audited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents ........................................................    $   3,952         $  17,762
     Accounts receivable ..............................................................       10,524            16,835
     Income taxes receivable ..........................................................          164             4,464
     Other current assets .............................................................        1,575             4,473
                                                                                           ---------         ---------
           Total current assets .......................................................       16,215            43,534

PROPERTY AND EQUIPMENT (AT COST)
     Oil and gas-successful efforts method ............................................      416,632           385,264
     Other property and equipment .....................................................        3,908             3,549
                                                                                           ---------         ---------
                                                                                             420,540           388,813
Accumulated depreciation, depletion and amortization ..................................      (99,013)          (71,039)
                                                                                           ---------         ---------
Net Property and Equipment ............................................................      321,527           317,774
OTHER ASSETS, net .....................................................................        1,160             1,730
                                                                                           ---------         ---------
TOTAL ASSETS ..........................................................................    $ 338,902         $ 363,038
                                                                                           =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable .................................................................    $   9,341         $  25,052
     Accrued liabilities ..............................................................          582             1,322
     Series C Preferred stock redemption payable ......................................        1,274             1,349
     Derivative fair value liability ..................................................        6,233                --
     Other current liabilities ........................................................        1,163             1,468
                                                                                           ---------         ---------
Total current liabilities .............................................................       18,593            29,191

LONG-TERM DEBT ........................................................................       97,000           108,000
DEFERRED INCOME TAXES .................................................................       42,716            45,135


STOCKHOLDERS' EQUITY
Preferred stock, $0.02 par, 20,000,000 shares authorized, 266,667 designated
     Series B, 2,300,000 shares designated Series C and
     725,167 shares designated Series D, none other designated ........................           --                --

Convertible preferred stock Series B, $7.50 stated value,
     207,905 and 266,667 shares issued and outstanding at September 30, 2002
     and December 31, 2001, respectfully. $1,559 aggregate liquidation preference .....        2,828             3,627

Convertible preferred stock Series D, 5% $24.00 stated value, 613,919 and 614,776 shares issued and outstanding at September 30, 2002 and December 31, 2001,
     respectively. $14,734 aggregate liquidation preference ...........................        7,475             7,485

Common stock, $.02 par value, 60,000,000 shares authorized, 16,695,932 and
     16,547,595 shares issued at September 30, 2002
     and December 31, 2001, respectively ..............................................          334               331

     Additional paid-in capital .......................................................      154,866           151,412
     Retained earnings ................................................................       17,261            18,906
     Treasury stock; 69,796 shares at September 30, 2002 and December 31, 2001,
     respectively .....................................................................       (1,049)           (1,049)
     Deferred Compensation ............................................................       (1,122)               --

TOTAL STOCKHOLDERS' EQUITY ............................................................      180,593           180,712
                                                                                           ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................................    $ 338,902         $ 363,038
                                                                                           =========         =========

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,

                                                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                                2002           2001            2002             2001
                                                           --------------  -------------    -----------    --------------
REVENUES
     Oil, natural gas and plant income .................   $       25,256  $      20,802    $    70,842    $       97,690
     Gain (loss) on sale of properties .................               70         (3,417)           (74)            3,419
     Gain (loss) on derivative fair value ..............            3,086             --         (9,314)               --
     Loss on derivative settlements ....................           (4,099)            --         (1,931)               --
     Other .............................................               10            145            210               597
                                                           --------------  -------------    -----------    --------------
TOTAL REVENUES .........................................           24,323         17,530         59,733           101,706
                                                           --------------  -------------    -----------    --------------

EXPENSES
     Production -
        Lease operations ...............................            3,750          3,758         10,732            12,412
        Production, severance and ad valorem taxes .....            2,052          1,364          5,555             6,529
        Gathering, transportation and other ............              758            777          2,415             2,206
     Geological and geophysical ........................              257            176          1,085               545
     Dry hole and impairments ..........................            1,069          1,667          2,685             1,667
     Surrendered and expired acreage ...................              160             --            749                --
     General and administrative ........................            2,216          1,810          6,928             5,159
     Restricted stock compensation .....................              288             --            720                --
     Interest ..........................................            1,000          1,545          3,043             5,619
     Depreciation, depletion and amortization ..........            8,853          7,199         27,237            20,544
     Other .............................................              188             --            380                --
                                                           --------------  -------------    -----------    --------------
TOTAL EXPENSES .........................................           20,591         18,296         61,529            54,681

INCOME (LOSS) BEFORE INCOME TAX EXPENSE,
  MINORITY INTEREST AND DIVIDENDS
  TO PREFERRED STOCKHOLDERS ............................            3,732           (766)        (1,796)           47,025
Minority interest ......................................               --            148             --               448
Income tax (benefit) expense ...........................            1,455              2           (702)           18,105
                                                           --------------  -------------    ------------   --------------
NET INCOME (LOSS) ......................................            2,277           (916)        (1,094)           28,472
Dividends to preferred stockholders ....................              181            187            551               562
                                                           --------------  -------------    -----------    --------------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS ..................................   $        2,096  $      (1,103)   $    (1,645)   $       27,910
                                                           ==============  =============    ============   ==============
NET INCOME (LOSS) PER COMMON SHARE
     BASIC .............................................   $         0.13  $        0.07    $     (0.10)   $         1.89
                                                           ==============  =============    ============   ==============
     DILUTED ...........................................   $         0.12  $        0.07    $     (0.10)   $         1.52
                                                           ==============  =============    ============   ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     BASIC .............................................           16,541         15,135         16,537            14,791
                                                           ==============  =============    ===========    ==============
     DILUTED ...........................................           18,892         15,135         16,537            19,072
                                                           ==============  =============    ===========    ==============

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                        (Unaudited)     (Unaudited)
                                                                                           2002            2001
                                                                                      -------------    ------------
OPERATING ACTIVITIES
Net income (loss) .................................................................   $      (1,094)   $     28,472

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization .....................................          26,742          20,001
     Amortization of debt issue costs .............................................             495             543
     Dry hole and impairments .....................................................           2,685           1,667
     Surrendered and expired acreage ..............................................             749               -
     Loss on derivative fair value ................................................           9,314               -
     (Gain) Loss on sale of properties ............................................              74          (3,419)
     Deferred income taxes ........................................................          (1,913)         10,815
     Restricted stock compensation ................................................             720               -
     Minority interest ............................................................               -             448
     Common stock issued in lieu of directors fees ................................              21               -
     Other ........................................................................                             155
                                                                                      -------------    ------------
Cash Flow from Operations before changes in current assets and liabilities ........          37,793          58,682
       Changes in current assets and liabilities, net of acquisition effects:
       Accounts receivable and other current assets ...............................          10,504          14,835
       Accounts payable, accrued liabilities and other current liabilities ........         (16,837)          6,979
                                                                                      -------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .........................................          31,460          80,496

INVESTING ACTIVITIES
     Proceeds from sales of properties ............................................           1,082          38,081
     Acquisition of Classic Resources, Inc., net of cash acquired .................               -         (58,670)
     Acquisition of oil and gas properties ........................................               -         (18,511)
     Development of oil and gas properties ........................................         (35,045)        (56,646)
     Additions to other assets ....................................................            (366)         (1,978)
                                                                                      -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES .............................................         (34,329)        (97,724)

FINANCING ACTIVITIES
     Proceeds from long-term debt .................................................          24,500         104,000
     Principal payments on long-term debt .........................................         (35,500)        (72,000)
     Proceeds from exercise of stock options and warrants .........................             610             522
     Preferred stock dividends ....................................................            (551)           (188)
                                                                                      -------------    -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...............................         (10,941)         32,334

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................         (13,810)         15,106
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................................          17,762           4,436
                                                                                      -------------    ------------
CASH AND CASH EQUIVALENTS AT ENDING OF PERIOD .....................................   $       3,952    $     19,542
                                                                                      =============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest .....................................................................   $       3,025    $      5,615
                                                                                      =============    ============
     Income taxes .................................................................   $         963    $     10,554
                                                                                      =============    ============
Non-cash investing and financing activities:
     Preferred dividends incurred but not paid ....................................   $          --    $        374
                                                                                      =============    ============
     Deferred taxes recorded in acquisition of Classic ............................   $         325    $     27,566
                                                                                      =============    ============

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)    BASIS OF PRESENTATION

     In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 30, 2002 and December 31, 2001, consolidated results of operations and consolidated cash flows for the periods ended September 30, 2002 and 2001.

     These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results which may be expected for any other interim period or for the entire fiscal year ending December 31, 2002.

     The Company restated its financial results for the first two quarters of 2001. The changes reflected adjustments to oil and natural gas production and revenues as a result of the Company's over accrual of revenue related to these quarters. The impact of the adjustments decreased the previously reported amounts as follows for the nine month period ended September 30, 2001:

                                                          Nine Months Ended
                                                          September 30, 2001
                                                          ------------------

                 Total Revenues                               $  7,839
                 Costs and operating expenses                    1,654
                 Operating income                                6,185
                 Net Income                                      3,843
                 Net Income per share (fully diluted)             0.20

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

     For the nine month period ending September 30, 2002, the Company had a weighted average of 2,534,394 stock options, warrants and convertible preferred stock outstanding which were not included in the computation of diluted earnings per share, because the effect of the assumed exercise of these stock options, warrants and convertible securities would have an antidilutive effect on the computation of diluted loss per share.

     Basic and diluted earnings per share for the three and nine-month periods ended September 30, 2002 and 2001 was determined as follows (in thousands):

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,             September 30,
                                                                        2002        2001         2002         2001
                                                                        ----        ----         ----         ----
Basic net income (loss) attributable
      to common shareholders ......................................      2,096       (1,103)     (1,645)       27,910
Plus preferred stock dividends ....................................        181          187         551           562
Plus interest expense (net of tax) on
      subordinated convertible notes ..............................          -          310           -           494
                                                                     ---------   ----------   ---------    ----------
Fully diluted net income (loss) attributable
      to common shareholders ......................................      2,277         (606)     (1,094)       28,966
                                                                     =========   ==========   =========    ==========

Basic shares outstanding (weighted average shares) ................     16,541       15,135      16,537        14,791
Plus potentially dilutive securities:
      .  Dilutive options and warrants applying
           treasury stock method ..................................      1,595            -           -         2,215
      .  Shares from conversion of subordinated
           convertible notes ......................................          -            -           -         1,314
      .  Shares from conversion of Series B
           preferred stock ........................................        120            -           -           131
      .  Shares from conversion of Series D
           preferred stock ........................................        614            -           -           621
      .  Non-vested restricted stock ..............................         22            -           -             -
                                                                     ---------   ----------   ---------    ----------
Fully diluted shares outstanding (weighted average shares) ........     18,892       15,135      16,537        19,072
                                                                     =========   ==========   =========    ==========

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

     The following pro forma data presents the results of the Company for the nine months ended September 30, 2001, as if the Classic Acquisition had occurred on January 1, 2001. The pro forma data assumes the acquisition of the respective properties and the debt financing transactions related to these acquisitions. The pro forma results are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisitions been consummated as presented. (in thousands, except per share amounts):

                                                                                  Pro Forma
                                                                              Nine Months Ended
                                                                             September 30, 2001
                                                                                 (Unaudited)
                                                                             ------------------
Total revenues ...........................................................       $ 105,129
Net income attributable to common stockholders ...........................          25,739
Net income per basic share attributable to common stockholders ...........            1.74

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

(5)    STOCKHOLDERS' EQUITY

     During March, 2002, a holder of the Company's Series B Preferred Stock ("Series B") elected to convert 58,762 Series B shares into 34,065 shares of the Company's Common Stock ("Common"). The conversion ratio was determined using the convertible shares at December 31, 2001 whereby 266,667 Series B shares were convertible into 154,591 shares of Common. At September 30, 2002, 207,905 Series B shares were outstanding.

     During May 2002, the Company issued 95,000 shares of restricted stock to certain members of the Company's management valued at $1.6 million. At September 30, 2002, the Company has recognized approximately $0.7 million as restricted stock compensation expense and will recognize the remaining $0.9 million over the remaining service and vesting periods of two years. Of the 95,000 shares that were issued, 10,832 shares have vested and are outstanding as of September 30, 2002. The remaining shares will vest over a two-year period or when the Company's stock price meets a certain price target, as defined by the plan documents.

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

     The following table details the Company's derivative contract positions which were in place at September 30, 2002.

Natural Gas Derivatives
-----------------------
           Period                 Mmbtu Per Day     Total Mmbtu       Type     NYMEX Price
           ------                 -------------     -----------       ----     -----------
October 2002                          56,000         1,736,000        Call        $3.50
October 2002                          28,000           868,000        Call        $3.15
October 2002                          56,000         1,736,000        Swap        $2.56
November 2002 - March 2003            20,000         3,020,000        Put         $3.20
November 2002 - March 2003            10,000         1,510,000        Call        $3.40
November 2002 - March 2003            20,000         3,020,000        Call        $3.60

     For October 2002 the Company has notional volumes of 84,000 Mmbtu per day under written call derivatives in addition to 56,000 Mmbtu related to the swap contract in place for the same period. These notional volumes exceed actual production volumes at October 1, 2002 of approximately 70,000 MCF per day. To the extent that the actual NYMEX price exceeds the written call strike prices of $3.15/MCF and $3.50/MCF there would be an additional negative impact to the Company's cash flow and results of operations.

     Through September 30, 2002, the Company has paid net cash settlements of approximately $7.7 million related to its derivative activities. The $5.8 million gain from the sale of the put floor and the $7.7 million of net cash paid for settlements on the derivative activities have been included in the statement of operations as loss on derivative settlements. At October 31, 2002 the fair value of the Company's open derivative positions was a $3.1 million mark-to-market loss, with the closed contract months for October and November having settled for total cash payments of $3.1 million. A 10% increase to the October 31 NYMEX prices would result in settlements of the open contract months (December 2002 through March 2003) for the Company's derivatives to increase by $0.7 million while a 10% decrease would result in a $2.3 million decrease to these contract settlements versus the October 31, 2002 mark-to-market loss.

                    3TEC ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

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

     Implementation of SFAS 143 is required for fiscal year 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Due to the effort necessary to comply with the adoption of SFAS 143, it is not practicable for management to estimate precisely the impact of adopting SFAS 143 at the date of this report but adoption is likely to increase the Company's oil and gas assets, liabilities, depreciation, depletion, and amortization ("DD&A) (hereafter defined) expense and accretion expense due to the accretion of the associated liability.

     During second quarter 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and requires that all gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company does not expect that there will be any current impact from SFAS No. 145.

     The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in June 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 applies to costs incurred in an "exit activity," which includes, but is not limited to, a restructuring, or a "disposal activity" covered by SFAS No. 144. SFAS No. 146 will be effective for the Company in January 2003. The Company does not believe there is any current impact of SFAS No. 146.

(8)  CREDIT FACILITY

     During September, 2002, the Company amended its credit agreement to increase its borrowing base to $160 million and extend its maturity date to August 31, 2004. This change was effective September 30, 2002.

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

OVERVIEW

     We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. Our management and technical staff have substantial experience in each of these areas. As of December 31, 2001, we had estimated total net proved reserves of 263 Bcfe, of which approximately 88% were natural gas and approximately 77% were proved developed, with an estimated PV-10 value of $212 million (using Securities and Exchange Commission pricing parameters at December 31, 2001 ($2.57/Mcf and $19.84/Bbl)).

     As of September 30, 2002, we had estimated total net proved reserves of 298 Bcfe, of which approximately 86% were natural gas and approximately 80% were proved developed, with an estimated PV-10 value of $436 million (using Securities and Exchange Commission pricing parameters at September 30, 2002 ($4.08/Mcf and $30.45/Bbl)).

     Prior to 2002, we have historically increased our reserves and production principally through acquisitions. We focus on properties that have a substantial proved reserve component and which management believes to have additional exploitation opportunities. Recently, we have also acquired a number of drilling prospects covered by an extensive 3-D seismic database that we believe have exploration potential. We have assembled an experienced management team and technical staff with expertise in property acquisitions and development, reservoir engineering, exploration and financial management.

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

     DD&A expense is also directly affected by the Company's reserve estimates. Any change in reserves directly impacts the amount of DD&A expense the Company recognizes in a given period. Assuming no other changes, such as an increase in depreciable base, as the Company's reserves increase the amount of DD&A expense in a given period decreases and vice versa. Changes in future commodity prices would likely result in increases or decreases in estimated recoverable reserves.

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

     Several factors can impact the Company's ability to estimate its production volume such as the fact that a significant portion of the Company's production is operated by third parties. Reliance on accurate and timely data from the operators of these properties can change the actual amounts of production for which the Company receives payments. Additionally, production meters that are manually read can be different than the volume metered at the Company's sales points.

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

     For the year 2002, we expect to spend $55-60 million for capital expenditures. We are obligated to pay dividends of approximately $740,000 per year on the Series D Preferred Stock which we may pay in either cash or in additional shares of Series D Preferred Stock during the three years ending February 1, 2003.

     Our activities in 2002 have been financed through operating cash flow and bank borrowings. Our primary source of financing for acquisitions has been borrowing under our Credit Facility described below.

     Credit Facility. The Company has in place a $250 million credit facility (the "Credit Facility") with Bank One, NA as agent and seven other banks. The Credit Facility, as amended, matures August 31, 2004. On September 30, 2002, the Company's borrowing base under its Credit Facility was set at $160 million. The borrowing base is to be redetermined semi-annually on May 1 and November 1 and provides for interest as revised under the Credit Facility to accrue at a rate calculated at the Company's option as either the bank's prime rate plus a low of zero to a high of 37.5 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 200 as loans outstanding increase as a percentage of the borrowing base. As of September 30, 2002, the Company was paying an average of 3.36% per annum interest on the principal balance of $97 million under the Credit Facility. Prior to maturity, no payments of principal are required so long as the borrowing base exceeds the loan balance. The borrowings under the Credit Facility are secured by substantially all of the Company's oil and natural gas properties. At September 30, 2002, the amount available to be borrowed under the Credit Facility was approximately $63 million.

     During September 2002, the Company extended the maturity date of its Credit Facility with its existing bank group until August 31, 2004 under conditions discussed in the preceding paragraph.

     In connection with the Credit Facility we are required to adhere to certain affirmative and negative covenants. The loan agreement contains a number of dividend restrictions and restrictive covenants which, among other things, require the maintenance of minimum current and interest coverage ratios. As of September 30, 2002 we were in compliance with the covenants contained in the Credit Facility and expect to be in compliance for the remainder of 2002.

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

     Derivative Activities. Our derivative contracts in effect at September 30, 2002 will impact our liquidity for the periods covered by these contracts. The Company anticipates that the cash flow from its physical production will provide sufficient liquidity to settle any obligation generated by the monthly settlement terms of the Company's derivative contract activities. Since September 30, 2002, the contract months for October and November have settled for cash payments of $3.1 million. NYMEX futures prices for natural gas at October 31, 2002 are above our collar established for the period December 2002 to March 2003. Cash prices received by the Company for its natural gas production have historically been highly correlated with NYMEX prices. At October 31, 2002, the fair value of the Company's open derivative positions was a $3.1 million mark-to-market loss. A 10% increase to the October 31 NYMEX prices would result in settlements of the open contract months (December 2002 through March 2003) for the Company's derivatives to increase by $0.7 million while a 10% decrease would result in a $2.3 million decrease to these contract settlements versus the October 31, 2002 mark-to-market loss.

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

     The following table reflects certain summary operating data for the periods presented:

                                                                          Three Months Ended     Nine Months Ended
                                                                             September 30,         September 30,
                                                                         --------------------    ------------------
                                                                           2002       2001         2002      2001
                                                                         ---------  ---------    -------  ---------
Net Production Data :
Oil and Liquids (MBbls) ..............................................         185        206        580        784
Natural Gas (MMcf) ...................................................       6,480      5,662     19,246     16,316
Equivalent Production (MMcfe) ........................................       7,592      6,898     22,728     21,020

Average Sales Price: (1)
Oil and Liquids (per Bbl) ............................................    $  24.55   $  23.09     $22.25   $  25.25
Natural Gas (per Mcf) ................................................        3.18       2.81       2.99       4.76
Equivalent price (per Mcfe) ..........................................        3.31       3.00       3.10       4.64

Expenses ($ per Mcfe):
Lease operations .....................................................    $   0.49   $   0.54       0.47   $   0.59
Production, severance and ad valorem .................................        0.27       0.20       0.24       0.31
Gathering, transportation and other ..................................        0.10       0.11       0.11       0.10
General and administrative ...........................................        0.29       0.26       0.30       0.25
Depreciation and depletion (2) .......................................        1.17       1.04       1.20       0.98

(1)  Mark-to-market and derivative settlements in 2002 have been excluded.
(2)  Represents depreciation, depletion and amortization, excluding impairments.


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Oil and Gas Revenues. Revenues from oil and gas operations increased by 22% to $25.3 million for the three months ended September 30, 2002, compared to $20.8 million for the same period during 2001. The increase is attributable to higher commodity prices received by the Company during the period ($24.55/Bbl and $3.18/Mcf in 2002 versus $23.09/Bbl and $2.81/Mcf in 2001), as well as higher daily production volumes due to recent drilling successes.

     Gain (loss) on Sale of Properties. Property sales for the three months ended September 30, 2002 resulted in a gain of $0.1 million compared to a loss of $3.4 million during the same period of 2001. The variance is a result of the Company's divestment of non-strategic oil and gas properties in 2001 versus minimal divestiture activity in 2002.

     Derivatives Fair Value and Settlements. The gain on derivatives fair value of $3.1 million for the three months ended September 30, 2002 represents the fair value mark-to-market adjustment made related to the Company's open positions at June 30, 2002 versus the open positions at September 30, 2002. During the third quarter of 2002, approximately $4.1 million in cash settlements were paid by the Company for derivative contracts that covered the contract period of July 2002 through September 2002. There were no derivative contracts in place at September 30, 2001.

     Production Expense. Production expense for the three months ended September 30, 2002, increased by 12% to $6.6 million compared to $5.9 million during the same period of 2001. Lease operating expenses on an $/Mcfe basis decreased to $0.49/Mcfe from $0.54/Mcfe. Lower per unit operating costs associated with the Company's acquired properties and higher per unit operating costs of properties sold by the Company during the 2nd and 3rd quarters of 2001 are attributed to the current period decreases.

     Geological and Geophysical. Geological and Geophysical expense for the three months ended September 30, 2002 increased to $0.3 million compared to $0.2 million in 2001. The increase is attributed primarily to the Company's exploratory activities and related costs incurred for acquisition and reprocessing of seismic data.

     Dry Hole and Impairments. Dry hole and impairments decreased to $1.1 million compared to $1.7 million in 2001. The expense for the three months ended September 30, 2002 is attributable to plug and abandon costs on one particular well as well as an impairment charge on a well where reserves have declined as a result of reservoir and production problems. The expense for the same period in 2001 resulted from the drilling of a dry hole.

     Surrendered and Expired Acreage. The increase in surrendered and expired acreage is attributed to geological and geophysical costs associated with exploratory activities.

     General and Administrative Expense. General and administrative expense for the three months ended September 30, 2002 increased by $0.4 million compared to the same period in 2001. The increase is attributable to continued increases in staffing levels as a result of the Company's significant growth.

     Restricted Stock Expense. During the three months ended September 30, 2002, the Company recognized restricted stock compensation expense of $0.3 million which is attributed to the share grants made to certain officers of the Company that were approved at the Company's annual meeting in May, 2002.

     Interest. Interest expense during the three-month period ended September 30, 2002 decreased to $1.0 million compared to $1.5 million for the same period ending September 30, 2001. The decrease is attributable to lower interest rates quarter over quarter (approximately 3.8% in 2002 versus 5.6% in 2001) offset somewhat by slightly higher average debt levels.

     Depreciation, Depletion and Amortization Expense. DD&A for the three months ended September 30, 2002 was $8.9 million compared to $7.2 million for the same period of 2001. The increase in DD&A recorded is attributed to the Company's production growth and the impact of its developmental drilling activities whereby the Company converts proved undeveloped reserves into proved developed producing reserves.

     Income Taxes. For the three months ended September 30, 2002, the Company recorded a tax provision of $1.5 million compared to a tax provision of $2 thousand during the same period in 2001. The provision recorded in 2002 represents the Company's net income for the three months ended at its expected effective tax rate for 2002 of approximately 39%.

     Dividends to Preferred Stockholders. Dividends to preferred stockholders of approximately $0.2 million in the three months ended September 30, 2002 are comparable to the $0.2 million for the three months ended September 30, 2001. The Company currently has only the Series D dividend to pay which is paid semi-annually on March 31 and September 30.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Oil and Gas Revenues. Revenues from oil and gas operations decreased by 28% to $70.8 million for the nine months ended September 30, 2002, compared to $97.7 million for the same period during 2001. The decrease is attributable to lower commodity prices received by the Company during the period ($22.25/Bbl and $2.99/Mcf in 2002 versus $225.25/Bbl and $4.76/Mcf in 2001), partially offset by higher daily production volumes due to recent drilling successes.

     Gain (loss) on Sale of Properties. The loss on sale of properties for the nine months ended September 30, 2002 amounted to $0.1 million compared to a gain of $3.4 million during the same period of 2001. The variance is a result of the Company's divestment of non-strategic oil and gas properties in 2001 versus minimal divestiture activity in 2002.

     Derivatives Fair Value and Settlements. The loss on derivatives fair value of $9.3 million for the nine months ended September 30, 2002 represents the fair value mark-to-market adjustment made related to the Company's open positions at December 31, 2001 versus the open positions at September 30, 2002. During the first quarter of 2002 the Company unwound the floor portion of the April 2002 through October 2002 contract for a gain of approximately $5.8 million. Additionally, approximately $1.1 million in cash settlements were received by the Company for a derivative contract that covered the contract period of November 2001 through March 2002, which expired during the first quarter of 2002. During the third quarter of 2002, the Company had derivatives settlement payments of approximately $4.1 million. There were no derivative contracts in place at September 30, 2001.

     Production Expense. Production expense for the nine months ended September 30, 2002, decreased by 11% to $18.7 million compared to $21.1 million during the same period of 2001. Lease operating expenses on an $/Mcfe basis decreased to $0.47/Mcfe from $0.59/Mcfe, while production, severance and ad valorem taxes decreased to $0.24/Mcfe from $0.31/Mcfe. Lower per unit operating costs associated with the Company's acquired properties and higher per unit operating costs of properties sold by the Company during the 2nd and 3rd quarters of 2001 are attributed to the current period decreases. Lower realized commodity prices during the nine months ended September 30, 2002 of $3.10/Mcfe vs. $4.64/Mcfe in 2001 is the principal reason for the decrease in taxes.

     Geological and Geophysical. Geological and geophysical expense for the nine months ended September 30, 2002 increased to $1.1 million compared to $0.5 million in 2001. The increase is attributed primarily to the Company's exploratory activities and related costs incurred for acquisition and reprocessing of seismic data.

     Dry Hole and Impairments. Dry hole and impairments increased by $1.0 million in the nine months ended September 30, 2002 as a result of plugging and abandoning a well during the period and an impairment charge recognized on a well where reserves have declined as a result of reservoir and production problems.

     Surrendered and Expired Acreage. The increase in surrendered and expired acreage is attributed to geological and geophysical costs associated with exploratory activities.

     General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2002 increased by $1.8 million compared to the same period in 2001. The increase is attributable to continued increases in staffing levels as a result of the Company's significant growth.

     Restricted Stock Expense. During the nine months ended September 30, 2002, the Company recognized restricted stock compensation expense of $0.7 million which is attributed to the share grants made to certain officers of the Company that were approved at the Company's annual meeting in May, 2002.

     Interest. Interest expense during the nine-month period ended September 30, 2002 decreased to $3.0 million compared to $5.6 million for the same period ending September 30, 2001. The decrease is attributable to lower interest rates quarter over quarter (approximately 3.8% in 2002 versus 6.6% in 2001).

     Depreciation, Depletion and Amortization Expense. DD&A for the nine months ended September 30, 2002 was $27.2 million compared to $20.5 million for the same period of 2001. The increase in DD&A recorded is attributed to the Company's production growth and the impact of its developmental drilling activities whereby the Company converts proved undeveloped reserves into proved developed producing reserves.

     Income Taxes. For the nine months ended September 30, 2002, the Company recorded a tax benefit of $0.7 million compared to a tax provision of $18.1 million during the same period in 2001. The benefit recorded in 2002 reflects the Company's net loss at the expected effective tax rate for 2002 of approximately 39%.

     Dividends to Preferred Stockholders. Dividends to preferred stockholders of approximately $0.6 million in the nine months ended September 30, 2002 are comparable to the $0.6 million for the nine months ended September 30, 2001. The Company currently pays only the Series D Dividend, which is paid semi-annually on March 31 and September 30.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the Company's 2001 Annual Report on Form-10KSB, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Interest Rate Risk

     The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At September 30, 2002, the Company's variable rate debt had a carrying value of $97 million, which approximated its fair value.

Commodity Price Risk

     The Company manages through the use of derivative contracts a portion of the market risks associated with its natural gas sales. As of September 30, 2002, outstanding natural gas option contracts and swap agreements had a fair value loss of $6.2 million. Because these natural gas option contracts and swap agreements were not designated hedge derivatives, changes in their fair value is recognized in the consolidated operating statements. At October 31, 2002, the fair value of the Company's open derivative positions was a $3.1 million mark-to-market loss, with the closed contract months for October and November having settled for cash payments of $3.1 million. A 10% increase to the October 31 NYMEX prices would result in settlements of the open contract months (December 2002 through March 2003) for the Company's derivatives to increase by $0.7 million while a 10% decrease would result in a $2.3 million decrease to these contract settlements versus the October 31, 2002, mark-to-market loss.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

PART II.  OTHER INFORMATION

ITEMS 1., 2., 3., 4. AND 5.

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

10.37 Letter Amendment to Third Restated Credit Agreement among 3TEC Energy Corporation, as Borrower, and Bank One, N.A., as Administrative Agent and Lender, and the Major Lenders, dated September 30, 2002.*

99.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith

(b) The following reports were filed on Form 8-K during the third quarter of 2002:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of November 12, 2002.

                                   3TEC ENERGY CORPORATION
                                     (Registrant)

                                By: /s/ Floyd C. Wilson
                                   -----------------------------------------
                                    Floyd C. Wilson
                                    Chairman and Chief Executive Officer

                                By: /s/ R.A. Walker
                                   -----------------------------------------
                                    R.A. Walker
                                    President, Chief Financial Officer,
                                    Director

                                By: /s/ Shane M. Bayless
                                   -----------------------------------------
                                    Shane M. Bayless
                                    Vice President-Controller, Treasurer and
                                    Principal Accounting Officer

                                 CERTIFICATIONS

I, Floyd C. Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 3TEC Energy
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                           By: /s/ Floyd C. Wilson

                                               Floyd C. Wilson

                                               Chief Executive Officer

I, R.A. Walker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 3TEC Energy
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                            By: /s/ R.A. Walker

                                                R.A. Walker

                                                Chief Financial Officer