Form 10-K
period 2002-12-31
3TEC ENERGY CORP
filed 2003-03-26
CIK 903267

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 2002

   [_] Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934
       For the transition period from            to

                       Commission file number: 001-14745

                            3TEC ENERGY CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                  63-1081013
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

                         700 Milam Street, Suite 1100
                             Houston, Texas 77002
                                (713) 821-7100
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               -----------------

    Securities to be registered pursuant to Section 12(b) of the Act: None

       Securities to be registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.02 Par Value

   Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [_]

   Revenues of Registrant for fiscal year ended December 31, 2002 are $91,102,240.

   The aggregate market value as of March 18, 2003 of voting and nonvoting common stock held by nonaffiliates of the Registrant was $206,864,294.

   As of March 18, 2003 the Registrant had 16,696,597 shares of Common Stock, $.02 par value outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
                                         PART I
Item 1.  Business..................................................................   4
         Background................................................................   4
         Recent Developments.......................................................   4
         Business Strategy.........................................................   5
         Marketing.................................................................   5
         Competition...............................................................   5
         Regulation................................................................   6
         Employees.................................................................   8
         Our Executive Offices.....................................................   8
Item 2.  Properties................................................................   9
         Description of Our Properties.............................................   9
         Natural Gas and Oil Reserves..............................................  10
         Volumes, Prices and Operating Expenses....................................  11
         Development, Exploration and Acquisition Capital Expenditures.............  11
         Drilling Activity.........................................................  12
         Productive Wells..........................................................  12
         Acreage Data..............................................................  12
         Current Activities........................................................  13
Item 3.  Legal Proceedings.........................................................  13
Item 4.  Submission of Matters to Vote of Security Holders.........................  13

                                        PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....  14
Item 6.  Selected Financial Data...................................................  15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations..............................................................  16
         Overview..................................................................  16
         Description of Critical Accounting Policies...............................  17
         Liquidity and Capital Resources...........................................  19
         Results of Operations.....................................................  20
         Year Ended December 31, 2002, Compared With Year Ended December 31, 2001..  20
         Year Ended December 31, 2001, Compared With Year Ended December 31, 2000..  21
Item 7A. Quantitative and Qualitative Disclosures About Market Risk................  23
Item 8.  Financial Statements and Supplementary Data...............................  24
Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial
           Disclosure..............................................................  24

                                        PART III
Item 10. Directors and Executive Officers of the Registrant........................  25
Item 11. Executive Compensation....................................................  27
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters.....................................................  34
Item 13. Certain Relationships and Related Transactions............................  36
Item 14. Controls and Procedures...................................................  36
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  37
         Glossary of Certain Oil and Gas Terms.....................................  41
         Signatures................................................................  43
         Power of Attorney.........................................................  43

 Item 13(a) includes the Index of Exhibits to be filed with the Securities and Exchange Commission relative to this Report.

             CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

   Some of the information in this Annual Report on Form 10-K, including information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. The forward-looking statements speak only as of the date made and the Company undertakes no obligation to update such forward-looking statements. These forward-looking statements may be identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. These future events include the following matters:

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

  .   natural gas and oil price volatility;

  . uncertainties in the estimation of proved reserves and in the projection of production of proved reserves;

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

  .   regulatory developments;

  .   environmental risks; and

  .   general economic conditions, including wars and acts of terrorism.

   Any of the factors listed above and other factors contained in this Form 10-K could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by the Company or on its behalf. The Company cannot assure you that future results will meet its expectations.

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

   We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. As of December 31, 2002, we had estimated total net proved reserves of 296 Bcfe, of which approximately 259 Bcfe, or 87%, were natural gas and approximately 239 Bcfe, or 81%, were proved developed, with an estimated SEC Case PV-10 value of $488 million. For the fourth quarter of 2002, our average net daily production rate was 86 Mmcfe.

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

   In August 1999, W/E Energy Company L.L.C. ("W/E LLC"), an entity which was owned by affiliates of EnCap Investments L.L.C. ("EnCap") and Floyd C. Wilson, purchased a controlling interest in us for approximately $20.5 million in cash and $875,000 in producing properties. Concurrently with the investment by W/E LLC, Mr. Wilson was named our Chairman and Chief Executive Officer. Following the change in control in August 1999, during the fourth quarter of 1999 and the first half of 2000 we closed several transactions that changed our senior management team, capital structure and our property base. During the fourth quarter of 2001, W/E LLC was dissolved and its holdings of 3TEC common stock and warrants were distributed to its members. See discussion in Note 3 of the Company's notes to consolidated financial statements.

   On June 30, 2000, the Company completed a public offering of 8.05 million shares of the Company's common stock priced at $9.00 per share. The net proceeds, approximately $66.6 million, were used primarily to repay a portion of the outstanding debt under the Company's Credit Facility, hereafter defined.

Recent Developments

   On February 2, 2003, the Company entered into a definitive agreement with Plains Exploration & Production Company ("Plains") whereby Plains will acquire the Company for a combination of cash and stock. Under the terms of the agreement, the Company's shareholders will receive $8.50 in cash and 0.85 shares of Plains' Common Stock for each share of the Company's Common Stock, subject to certain adjustments if the average share price of Plains's Common Stock (as determined during a twenty-day trading period prior to closing) is less than $7.65 per share or greater than $12.35 per share. Although subject to shareholder approval and other customary closing conditions, the aforementioned transaction is expected to close during the second quarter of 2003.

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

  . Growth Through Exploration. We conduct an active technology-driven exploration program that is designed to complement our property acquisition and development drilling efforts with moderate to high risk exploration projects that have greater reserve potential. We generate exploration prospects through the analysis of engineering, geological and geophysical data and the interpretation of 3-D seismic data. We intend to manage our exploration expenditures through the optimal scheduling of our drilling program and by selectively reducing our participation in certain exploratory prospects through sales of interests to industry partners.

  . Rationalization of Property Portfolio. We intend to actively pursue opportunities to reduce and control operating costs of our existing properties and properties we may acquire in the future through the consolidation of overlapping operations, the sale of marginal properties and by increasing the number of fields we operate as a percentage of our total properties.

  . Maintenance of Financial Flexibility. We intend to maintain a substantial unused borrowing capacity under our Credit Facility by periodically refinancing our bank debt in the capital markets when conditions are favorable. We believe our expanded base of internally generated cash flow and other financial resources, including our existing financial partners, provide us with the financial flexibility to pursue additional acquisitions of producing properties and leasehold acreage and to develop our project inventory in an optimal fashion.

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

   A significant portion of the Company's working interests are operated by third parties. The operations of the Company's interests are governed by joint operating agreements with the third party operators and contain customary industry standard terms and conditions. Wagner & Brown, Ltd. is the Company's largest single third party operator, operating approximately 15% of the Company's total produced oil and gas volumes on a monthly basis. No other third party operator operates interests that generate greater than 5% of the Company's monthly production.

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

Employees

   At December 31, 2002, we had 75 full-time employees. We believe that our relationships with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site surveillance, permitting and environmental assessment.

Our Executive Offices and Website

   Our principal executive offices are located at 700 Milam Street, Suite 1100, Houston, Texas 77002, and our telephone number is 713.821.7100. Our website is www.3tecenergy.com. We make available, free of charge, through our website, our annual report on Form 10K, quarterly reports on Form 10Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2.  Properties

Description of Our Properties

   We present information regarding our natural gas and oil reserves, properties, and operating results below.

                                  As of December 31, 2002
            -------------------------------------------------------------------
            Estimated Net Proved Reserves         Percent   Proved      Budgeted
            ----------------------------- PV-10    Total  Undeveloped 2003 Capital
             Gas        Oil       Total   Value    PV-10   Drilling   Expenditures
            (Mmcf)   (MBbls)(1)  (Mmcfe)  ($000)   Value   Locations     ($MM)
            -------  ----------  -------  ------- ------- ----------- ------------
East Texas. 168,465    1,375     176,715  270,693   55.5%     128         16.6
Gulf Coast.  28,554    1,544      37,818  119,157   24.4%       2         38.6
South Texas  31,457        2      31,469   34,940    7.2%      10          7.0
Other Areas  30,550    3,287      50,272   63,183   12.9%       7          0.8
            -------    -----     -------  -------  -----      ---         ----
   Total... 259,026    6,208     296,274  487,973  100.0%     147         63.0(2)
            =======    =====     =======  =======  =====      ===         ====

--------
(1) Includes oil, condensate and plant products barrels.
(2) As discussed in "Liquidity and Capital Resources" within Management's Discussion and Analysis, the Company's capital expenditure budget for 2003 is $63 million.

   East Texas.   Our largest fields are located in the East Texas area. The
Rosewood, Glenwood, White Oak, Beckville, Carthage, East Henderson and Oak Hill fields all produce from the Cotton Valley sand formation and have numerous proved undeveloped drilling locations. Many of these development drilling locations are based on a change in regulatory field rules that now permit wells to be drilled on 80 acre spacing as opposed to 160 acre spacing. At December 31, 2002 we have identified 128 proved undeveloped locations in this area. For 2003, we have budgeted approximately $16.6 million for drilling of development wells and exploitation activities in this area.

   Gulf Coast. We have established a substantial base of proved reserves and undeveloped acreage with significant exploration potential along the Gulf Coast of Texas and Louisiana. We have generated multiple drilling projects in several areas of South Louisiana, the most significant of those being in the state waters of Louisiana in Breton Sound/Main Pass/Chandeleur Sound, and the Garden City field in St. Mary Parish, Louisiana. During 2002, we participated in six exploratory wells in South Louisiana, of which five were gas discoveries. Four of the discoveries were in the Breton Sound/Main Pass/Chandeleur Sound, and one was located in Garden City. In 2003, we intend to drill a total of ten exploratory wells, with six being located in Breton Sound/Main Pass/Chandeleur Sound, two in Garden City, one in Queen Bess Island field in Jefferson Parish and one in Black Bayou field in Cameron Parish. Other significant fields in south Louisiana include Bay de Chene, East Roanoke and Riceville. For 2003, we have budgeted approximately $38.6 million for drilling of development wells and exploration activities in this area.

   South Texas. In South Texas, we are active in three main areas: Stuart City field in La Salle County, Segundo/Owen field in Webb County and Northeast Thompsonville field in Jim Hogg County. In 2003, we have budgeted approximately $7 million for development drilling in this area.

   Other. We own interests in numerous fields in the Anadarko, Permian, San Juan and Arkoma basins in Oklahoma, Texas and New Mexico. Our largest fields in these areas are Puerto Chiquito and Basin in the San Juan basin, and West Stigler in eastern Oklahoma. In 2003, we have budgeted approximately $750,000 for development drilling in these areas.

Natural Gas and Oil Reserves

   The following table presents our estimated net proved natural gas and oil reserves and the PV-10 value of our reserves as of December 31, 2002, 2001, and 2000. The period end prices of oil and natural gas at December 31, 2002, 2001, and 2000, used in the PV-10 calculation were $31.20, $19.84 and $25.31 per barrel of oil and $4.79, $2.57 and $9.40 per thousand cubic feet of natural gas, respectively. Our estimated net proved natural gas and oil reserves and the PV-10 value of our reserves as of December 31, 2002, 2001, and 2000, are based on reserve reports prepared by Ryder Scott Company for our properties.
The PV-10 values shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own. For further information concerning the PV-10 values of these proved reserves, please read note 16 of the notes to our December 31, 2002 consolidated financial statements.

                                                                     December 31,
                                                             ----------------------------
                                                               2002     2001      2000
                                                             -------- -------- ----------
Proved Reserves:
   Natural gas (Mmcf).......................................  259,026  231,266    237,693
   Oil (MBbls)(1)...........................................    6,208    5,337     10,672
   Natural gas equivalents (Mmcfe)..........................  296,274  263,288    301,725

Proved Developed Reserves:
   Natural gas (Mmcf).......................................  205,301  175,659    177,252
   Oil (MBbls)(1)...........................................    5,546    4,705      9,895
   Natural gas equivalents (Mmcfe)..........................  238,577  203,889    236,622

Proved Reserves:
   Estimated future net cash flows before income taxes, (in
     thousands)............................................. $947,670 $385,335 $1,996,831
   PV-10 value, (in thousands).............................. $487,973 $212,349 $1,047,364

--------
(1) Includes oil, condensate and plant product barrels.

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

                                                                    Years Ended December 31,
                                                                  -----------------------------
                                                                     2002       2001     2000
                                                                  -------    -------    -------
Net Production Data:
   Natural gas (Mmcf)............................................  25,647     22,352     17,764
   Oil (MBbls)...................................................     828        952      1,139
   Natural gas equivalents (Mmcfe)...............................  30,615     28,065     24,598

Average Sale Prices (before effect of 3TEC's hedging activities):
   Natural gas ($ per Mcf)....................................... $  3.25    $  4.15    $  4.12
   Oil ($ per Bbl)...............................................   23.01      23.95      26.99
   Natural gas equivalents ($ per Mcfe)..........................    3.35       4.12       4.23

Average Sales Prices (after effect of 3TEC's hedging activities):
   Natural gas ($ per Mcf)....................................... $  3.25(1) $  4.15(1) $  4.12
   Oil ($ per Bbl)...............................................   23.01      23.95      25.11
   Natural gas equivalents ($ per Mce)...........................    3.35       4.12       4.20

Expenses: ($ per Mcfe)
   Lease operations(2)........................................... $  0.48    $  0.57    $  0.61
   Production, severance and ad valorem taxes(2)................. $  0.24    $  0.27    $  0.27
   Gathering, transportation and other(2)........................ $  0.11    $  0.11    $  0.06
   General and administrative.................................... $  0.30    $  0.25    $  0.25
   Depreciation, depletion and amortization...................... $  1.22    $  1.10    $  0.80

--------
(1) 3TEC's natural gas derivative financial instruments were not designated as hedges at the time the instruments were executed, and in accordance with SFAS 133, were marked-to-market through earnings in each period.
(2) Represents production cost.

Development, Exploration and Acquisition Capital Expenditures

   The following table presents information regarding our net costs incurred in the purchase of properties and in exploration and development activities.

                                        Years Ended December 31,
                                      ----------------------------
                                       2002      2001       2000
                                      ------- --------    --------
                                             (in thousands)
             Acquisition............. $   302 $ 84,326(2) $ 79,865
             Exploration(1)..........  21,531   11,059         695
             Development(3)..........  37,510   62,668      25,346
                                      ------- --------    --------
                Total costs incurred. $59,343 $158,053    $105,906
                                      ======= ========    ========

--------
(1) Exploration costs include geological and geophysical expenses, dry hole expenses and other exploratory drilling expenditures.
(2) Excludes approximately $29 million of acquisition costs related to deferred taxes recorded in connection with the Classic Acquisition.
(3) Development costs include expenditures of $14.0 million in 2002, $8.7 million in 2001 and $5.1 million in 2000 related to the development of proved undeveloped reserves included in 3TEC's proved oil and gas reserves at the beginning of each year.

Drilling Activity

   The following table shows our drilling activity for the years ended December 31, 2002, 2001 and 2000. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest in these wells.

                                      Year Ended December 31,
                                -----------------------------------
                                   2002        2001        2000
                                ----------- ----------- -----------
                                Gross  Net  Gross  Net  Gross  Net
                                ----- ----- ----- ----- ----- -----
             Exploration Wells:
                Productive.....   5    2.67   4    2.52  --      --
                Non-Productive.   2    1.02   5    1.93  --      --
                                 --   -----  --   -----  --   -----
                    Total......   7    3.69   9    4.45  --      --
                                 ==   =====  ==   =====  ==   =====
             Development Wells:
                Productive.....  52   18.46  71   26.80  66   18.30
                Non-Productive.   1    0.92   2    1.30  --      --
                                 --   -----  --   -----  --   -----
                    Total......  53   19.38  73   28.10  66   18.30
                                 ==   =====  ==   =====  ==   =====

Productive Wells

   The following table sets forth the number of productive natural gas and oil wells in which we owned a working interest as of December 31, 2002.

                                           Total
                                         Productive
                                           Wells
                                         ---------
                                         Gross  Net
                                         -----  ---
                             Natural Gas  885   395
                             Oil........  114    52
                                          ---   ---
                                Total...  999   447
                                          ===   ===

   Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Additionally, the Company owns a royalty interest in 184 wells and an overriding royalty interest in 876 wells. At December 31, 2002, we operated approximately 321 wells.

Acreage Data

   The following table presents information regarding our developed and undeveloped leasehold acreage as of December 31, 2002. Developed acreage refers to acreage within producing units and undeveloped acreage refers to acreage that has not been placed in producing units.

                                         Undeveloped
                      Developed Acreage    Acreage         Total
                      ----------------- ------------- ---------------
                       Gross     Net    Gross   Net    Gross    Net
                      -------  -------  ------ ------ ------- -------
            Texas.... 128,788   62,782   8,752  5,402 137,540  68,184
            Louisiana  25,036   10,439  17,386  9,528  42,422  19,967
            Oklahoma.  22,375    8,864     790    138  23,165   9,002
            Other....  84,472   49,514   1,307    776  85,779  50,290
                      -------  -------  ------ ------ ------- -------
               Total. 260,671  131,599  28,235 15,844 288,906 147,443
                      =======  =======  ====== ====== ======= =======

   Excluded from the acreage data are approximately 33,495 net mineral acres owned by us, primarily in La Fourche, St. Mary and Terrebonne parishes of Louisiana, all of which we believe have potential for oil and natural gas exploration. Additionally, the Company has lease options covering 28,427 gross acres in the Bayou Carlin area of St. Mary Parish, Louisiana, which begin expiring April, 2004.

Current Activities

   As of March 7, 2003, 4 wells (1.4 net wells) were being drilled. Three wells are in Texas and one is in Louisiana.

Item 3.  Legal Proceedings

   On October 7, 1994, J.B. Hanks Co., Inc. ("Hanks") filed litigation in the 21st Judicial District, Parish of Livingston, State of Louisiana against Shore Oil Company ("Shore"), which merged with Middle Bay on June 30, 1997, seeking specific performance of a July, 1994 Agreement of Purchase and Sale (the "Agreement"). On the same date, Shore filed suit against Hanks in the 129th Judicial District, County of Harris, State of Texas also seeking specific performance of the Agreement. Hanks alleges that Shore failed to comply with the Agreement inasmuch as Hanks contended that royalties on certain of the oil and gas leases had not been properly paid. The petition alleges that at the time of the contemplated transaction, Shore was in an overproduced position with respect to the taking of gas on the allegedly affected oil and gas leases and that instead of Shore paying royalties based on actual production, royalties were paid based on entitlements. Despite having received no demand from the particular lessors, Hanks claimed that Shore was in violation of the oil and gas leases; an assertion that Shore denies. On November 15, 1994, the parties entered into a standstill agreement, which dismissed both actions. Nearly two (2) years after the dismissal, Hanks informed Shore that the royalty problems alleged by Hanks had been cured by the passage of time and that Hanks was therefore prepared to purchase the property in accordance with the Agreement. Shore refused to comply. Both parties again filed suit. The Louisiana litigation was removed to Federal District Court where the matter will be decided. In October 2002, the parties attempted to mediate their dispute. A settlement was not reached. The Company intends to vigorously pursue the defense of this matter. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

   Our common stock is currently quoted on the Nasdaq National Market under the market symbol "TTEN."

   The following table sets forth the high and low closing prices per share of our common stock for the periods indicated on the Nasdaq National Market.

                        Period              High   Low
                        ------             ------ ------
                        2002
                           First Quarter.. $19.00 $13.57
                           Second Quarter. $18.20 $14.34
                           Third Quarter.. $17.47 $12.73
                           Fourth Quarter. $15.33 $12.31

                        2001
                           First Quarter.. $18.63 $15.69
                           Second Quarter. $20.40 $14.88
                           Third Quarter.. $17.30 $12.27
                           Fourth Quarter. $15.10 $13.20

                        2000
                           First Quarter.. $11.44 $ 6.38
                           Second Quarter. $13.50 $ 7.00
                           Third Quarter.. $17.25 $ 9.63
                           Fourth Quarter. $19.13 $13.38

   On March 18, 2003 the last reported sales price of our common stock on the Nasdaq National Market was $15.76 per share.

   On March 18, 2003 there were 863 holders of record of our common stock.

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

Item 6.  Selected Financial Data

   The following table sets forth the Company's summary consolidated and combined historical financial information that has been derived from the audited combined statements of income and cash flows for the Company's business for each of the years ended December 31, 2002, 2001, 2000, 1999 and 1998 the unaudited consolidated statements of income and cash flows for the Company for the nine months ended. You should read this financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company" and the Company's financial statements and notes thereto.

                                                                Years Ended December 31, (1)
                                                     ------------------------------------------------------
                                                       2002        2001       2000       1999       1998
                                                     --------   ---------   --------   --------   --------
                                                     (Amounts in thousands, except per share data) (audited)
Statement of Income Data:
Revenues
   Oil, gas and plant income........................ $103,064   $ 116,080   $102,148   $ 20,088   $ 15,011
   Gain (loss) on sale of properties................     (159)        815        800      1,048      1,953
   Gain (loss) on derivative fair value.............   (6,632)      3,081         --         --         --
   Gain (loss) on derivative settlements............   (5,644)        162         --         --         --
   Other............................................      473         836        813      1,020        738
                                                     --------   ---------   --------   --------   --------
       Total revenues...............................   91,102     120,974    103,761     22,156     17,702
Costs and Expenses:
   Production expenses..............................   25,326      26,670     23,179      7,788      7,801
   Geological and geophysical.......................    2,683       1,172        666        473        878
   Dryhole and Impairments..........................    8,918      12,261         29      3,103      4,668
   Surrendered and expired acreage..................      860       7,875         --         --         --
   Stock compensation (general and
     administrative)................................      816          --         --        730        266
   Interest.........................................    3,962       6,773      7,556      3,205      1,972
   Severance payments...............................       --          --         --        624         --
   Compensation plan payments.......................       --          --         --        293         --
   General and administrative.......................    9,154       6,991      6,141      4,122      4,266
   Depreciation, depletion and amortization.........   37,357      30,983     19,779      6,691      7,116
   Other............................................      629         250         --         --        139
                                                     --------   ---------   --------   --------   --------
       Total Expenses...............................   89,705      92,975     57,350     27,029     27,106
                                                     --------   ---------   --------   --------   --------
Income (loss) before income taxes, minority interest
  and dividends to preferred stockholders...........    1,397      27,999     46,411     (4,873)    (9,404)
Minority interest...................................       --         511        305         (2)        15
Income tax (benefit) expense........................       45      10,640     14,442     (1,443)    (2,830)
                                                     --------   ---------   --------   --------   --------
Net income (loss)................................... $  1,352   $  16,848   $ 31,664   $ (3,432)  $ (6,589)
Dividends to preferred stockholders.................      738         710      1,488        574         68
                                                     --------   ---------   --------   --------   --------
Net income (loss) attributable to common shares..... $    614   $  16,138   $ 30,176   $ (4,006)  $ (6,657)
                                                     ========   =========   ========   ========   ========
Basic net income (loss) per common share............ $   0.04   $    1.06   $   2.91   $  (1.14)  $  (2.48)
                                                     ========   =========   ========   ========   ========
Diluted net income (loss) per common share.......... $   0.03   $    0.91   $   2.28   $  (1.14)  $  (2.48)
                                                     ========   =========   ========   ========   ========
Weighted averaged common shares outstanding:
   Basic............................................   16,533      15,170     10,383      3,520      2,683
                                                     ========   =========   ========   ========   ========
   Diluted..........................................   18,362      18,969     13,895      3,520      2,683
                                                     ========   =========   ========   ========   ========
Other Financial Data:
Net cash provided by operating activities...........   49,802      89,780     44,468      1,401      2,068
Net cash used in investing activities...............  (55,868)   (122,519)   (83,771)   (80,372)   (16,958)
Net cash provided by (used in) financing activities.   (9,447)     46,065     37,598     84,072     14,343
Oil and gas capital expenditures....................   59,343     158,053    105,906     94,402     34,058

                                         Year Ended December 31,
                               -------------------------------------------------------
                                 2002         2001       2000       1999      1998
                                --------     --------   --------   --------   -------
                               (Amounts in thousands, except per share data) (audited)
     Balance Sheet Data:
     Cash and cash equivalents $  2,249     $ 17,762   $  4,436   $  6,141   $ 1,040
     Working capital (deficit)   (1,637)      14,343     15,242      7,001       139
     Total assets.............  349,185      363,038    254,764    149,243    57,941
     Total debt...............   99,000      108,000     76,224    100,724    27,455
     Stockholders' equity.....  182,964      180,712    149,595     38,112    22,558

--------
(1) Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis in conjunction with our audited consolidated financial statements. The following information contains forward-looking statements. See "Cautionary Statement About Forward Looking Statements".

  Overview

   We are engaged in the acquisition, development, production and exploration of oil and natural gas reserves. Our properties are concentrated in East Texas and the Gulf Coast region, both onshore and in the shallow waters of the Gulf of Mexico. As of December 31, 2002, we had estimated total net proved reserves of 296 Bcfe, of which approximately 259 Bcfe, or 87%, were natural gas and approximately 239 Bcfe, or 81%, were proved developed, with an estimated SEC case PV-10 value of $488 million. For the fourth quarter of 2002, our average net daily production rate was 86 Mmcfe.

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

   The Company is required to assess the need for an impairment of capitalized costs of oil and natural gas properties and other long-lived assets whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. If impairment is indicated based on a comparison of the asset's carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. Any impairment charge incurred is recorded in accumulated depletion, depreciation, and amortization ("DD&A") to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of management judgment, including the determination of the property's reserves, future cash flows, and fair value.

   Management's assumptions used in calculating oil and natural gas reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. Any change could cause impairment expense to be recorded, reducing our net income and our basis in the related asset. Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of calculating reserve estimates. With consideration of anticipated future commodity prices and field operation costs, all proved undeveloped reserves included in the Company's year-end reserve report have been scheduled for execution and included in the development plan and capital expenditure budget estimate by the Company for each respective year. Actual production may not equal the estimated amounts used in the preparation of reserve projections. As these estimates change, the amount of calculated reserves change. Any change in reserves directly impacts our estimate of future cash flows from the property, as well as the property's fair value. Additionally, as management's views related to future prices change, this changes the calculation of future net cash flows and also affects fair value estimates. Changes in either of these amounts will directly impact the calculation of impairment.

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

   The Company also uses estimates to record its accrual for oil and natural gas revenues. The production estimate portion of the accrual of revenue for a given period is based upon field production reports (both operated and non-operated), estimates of production added via drilling or acquisitions, historical production averages and natural production declines of the Company's properties. The price component of the Company's accrual for revenue incorporates historical averages of the Company's sales for periods being accrued as compared to the monthly closing NYMEX price for natural gas and the West Texas Intermediate index price for crude oil.

   Several factors can impact the Company's ability to estimate its production volume including the fact that a significant portion of the Company's production is operated by third parties. The Company's working interests, which are operated by third parties, are governed by joint operating agreements with the third party operators and contain customary industry standard terms and conditions. Wagner & Brown, Ltd. is the Company's largest single third party operator, operating approximately 15% of the Company's total produced oil and gas volumes on a monthly basis. No other third party operator operates interests that generate greater than 5% of the Company's monthly production. Reliance on accurate and timely data from the operators of these properties can change the actual amounts of production for which the Company receives payment. Additionally, production meters that are manually read can be different than the volume metered at the Company's sales points.

   Both the Company's estimate of sold volumes and the estimate of the price received for these sales is adjusted on an on-going basis as the Company receives payment for accrued volumes. Changes in the estimates of the accrual are adjusted in subsequent periods as payment is received or additional supporting data is obtained.

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

  Liquidity and Capital Resources

   Cash Flow. We believe that our cash flows from operations are adequate to meet the requirements of operating our business. However, future cash flows are subject to a number of variables, including our level of production and prices, and we cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures. Our principal operating sources of cash are sales of natural gas and oil.

   For 2002 and 2001, the Company's development, exploitation and exploratory drilling related capital expenditures, exclusive of acquisitions, were approximately $43.3 million and $67.8 million, respectively. For the year 2003, we have budgeted approximately $63 million for capital expenditures. The 2003 capital expenditure plan is comprised of developmental, exploitation and exploratory activities by area as follows: East Texas, $16.6 million (developmental drilling), Gulf Coast, $38.6 million (primarily exploration and exploitation drilling), South Texas, $7.0 million (both developmental and exploitation drilling) and all other areas of non-core activities of $0.8 million. We are obligated to pay dividends of approximately $740,000 per year on the Series D

Preferred Stock which we may pay in either cash or in additional shares of Series D Preferred Stock during the three years ending February 1, 2003. The Company paid the 2002 dividends and anticipates paying the 2003 Series D dividends in cash, financed through operating cash flow and if required, bank borrowings.

   Our activities in 2002 have been financed through operating cash flow and bank borrowings. Our primary source of financing for acquisitions has been borrowing under our Credit Facility described below.

   Credit Facility. The Company has in place a $250 million credit facility (the "Credit Facility") with Bank One, NA as agent and seven other banks. The Credit Facility, as amended, matures August 31, 2004. As of March 18, 2003, the Company's borrowing base under its Credit Facility was $160 million. The borrowing base is to be redetermined semi-annually on May 1 and November 1 and provides for interest as revised under the Credit Facility to accrue at a rate calculated at the Company's option as either the bank's prime rate plus a low of zero to a high of 37.5 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 200 as loans outstanding increase as a percentage of the borrowing base. As of December 31, 2002, the Company was paying an average of 2.99% per annum interest on the principal balance of $99 million under the Credit Facility. Prior to maturity, no payments of principal are required so long as the borrowing base exceeds the loan balance. The borrowings under the Credit Facility are secured by substantially all of the Company's oil and natural gas properties. At December 31, 2002, the amount available to be borrowed under the Credit Facility was approximately $61 million. At February 28, 2003, borrowings under the Credit Facility totaled $99 million.

   In connection with the Credit Facility we are required to adhere to certain affirmative and negative covenants. The loan agreement contains a number of dividend restrictions and restrictive covenants which, among other things, require the maintenance of minimum current and interest coverage ratios. As of December 31, 2002, we were in compliance with the covenants contained in the Credit Facility and we expect to be in compliance for 2003.

   The following table illustrates the Company's contractual obligations outstanding at December 31, 2002:

                                             Payments Due By Period
                                      ------------------------------------
      Contractual Obligations  Total  2003  2004-2005 2006-2007 Thereafter
      ----------------------- ------- ----- --------- --------- ----------
                                             (in thousands)
         Long-term debt......  99,000    --   99,000       --       --
         Operating leases....   6,043 1,256    2,170    1,696      921
                              ------- -----  -------    -----      ---
            Totals........... 105,043 1,256  101,170    1,696      921
                              ======= =====  =======    =====      ===

   Market Risk. We generally sell our oil at local field prices paid by the principal purchasers of oil. The majority of our natural gas production is sold at spot prices. Accordingly, we are generally subject to the commodity prices for these resources as they vary from time to time.

   Inflation and Changes in Prices. Our revenues and the value of our oil and gas properties have been and will be affected by changes in natural gas and crude oil prices. Our ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on natural gas and crude oil prices. These prices are subject to significant seasonal and other fluctuations that are beyond our ability to control or predict. We use various financial instruments in the course of our business to manage and reduce price volatility risks. During 2002, we received an average of $23.01 per barrel of crude oil and $3.25 per Mcf of gas. Additionally costs and expenses are affected by inflationary pressures, which could have a significant impact on the costs necessary to operate our business.

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

   You should read the following discussion and analysis together with our audited consolidated financial statements and the related notes for the fiscal years ended December 31, 2002, 2001 and 2000.

  2002 Compared With 2001

   Revenue. Total revenue for the year ended December 31, 2002 was $91.1 million, a decrease of $29.9 million (25%) over total revenue for 2001 of $121.0 million. Oil, natural gas and plant income revenues for the 2002 period were $103.1 million compared to $116.1 million in 2001, a decrease of $13.0 million (11%). Realized prices for the Company's production were $3.35/Mcfe in 2002 compared to $4.12/Mcfe in 2001, while production volumes increased to 30,615 Mmcfe in 2002 compared to 28,065 Mmcfe in 2001. The Company believes that lower natural gas prices in 2002 were a result of several dynamics. Natural gas prices for the year were 22% lower than the prior year as diminished economic conditions slowed industrial and commercial demand. Both historically high levels of working gas in storage and stable wellhead production further impacted price discovery for natural gas. These supply and demand factors combined to create a less favorable price for North American natural gas and geopolitical events continued to influence world oil prices, which in turn effect natural gas prices.

   Gain/(Loss) on Sale of Properties and Other Revenue. In 2002 vs. 2001, gains (losses) on property divestments were a loss of $0.2 million and a gain of $0.8 million, respectively, which is a direct result of minimal divestiture activity in 2002 versus significant efforts to divest non-strategic oil and gas properties in 2001. Other revenues in 2002 were $0.5 million compared to $0.8 million in 2001. Other revenue consists primarily of interest, delay rental and lease bonus income.

   Gain/(Loss) on Derivative Fair Value. During the fourth quarter of 2001, the Company entered into certain derivative transactions that were not designated as hedges and therefore are required under generally accepted accounting principals to be "marked-to-market." At December 31, 2002, these contracts had a fair value liability of $3.6 million, which resulted in a loss of $6.6 million in 2002. See further discussion in Note 12 of the Company's Notes to Consolidated Financial Statements.

   Expenses. Total expenses for the year ended December 31, 2002 were $89.7 million, a decrease of $3.3 million (4%) from total expenses in 2001 of $93.0 million. Comparability of total expenses was impacted by the decrease in dry hole and impairment expenses, surrendered and expired acreage and the increase in depreciation, depletion and amortization. On a per Mcfe basis, the Company's lease operating expenses decreased by 16% to $0.48 in 2002 from $0.57 in 2001. Production, severance and ad valorem tax decreased 11% to $0.24/Mcfe in 2002 from $0.27/Mcfe in 2001. Gathering, transportation and other expenses were $0.11/Mcfe for both 2002 and 2001. General and administrative expense was $0.30/Mcfe in 2002 compared to $0.25/Mcfe in 2001, interest expense $0.13/Mcfe vs. $0.24/Mcfe in 2001, and DD&A $1.22/Mcfe in 2002 compared to $1.10/Mcfe in 2001.

   Lease operating expenses on a unit basis continued to benefit from the Company's Classic Acquisition and 2001 divestiture program. The properties in the Classic Acquisition were natural gas wells with lower lease operating costs as compared to the divested properties that had higher lease operating costs which were primarily oil producers.

   Production, severance and ad valorem taxes were decreased year over year as expected with average sales prices on an mcfe basis being $3.35/Mcfe in 2002 vs. $4.12/Mcfe in 2001.

   General and administrative expenses were higher year over year as staffing needs increased as a result of the Company's significant growth.

   The increase on a per unit basis to depreciation, depletion and amortization ("DD&A") is attributed to (i) the Company's developmental drilling activity, which thereby increases the depletable property base and (ii) the increase in South Louisiana volumes, which carry a higher DD&A rate.

   Income Taxes. The Company recorded a $0.1 million income tax provision during 2002 as compared to a $10.6 million income tax provision for 2001. The results from the Company's operations generated pre-tax income of $1.4 million during 2002 vs. a pre-tax income of $28.0 million in 2001. During 2002, the Company's effective tax rate was approximately 3%.

   Net Income. The Company's 2002 net income of $1.4 million is compared to $16.8 million in 2001.

   Dividends to Preferred Shareholders. Dividends to preferred shareholders of $0.7 million in 2002 was comparable to $0.7 million in 2001.

  2001 Compared With 2000

   Revenue. Total revenue for the year ended December 31, 2001 was $121.0 million, an increase of $17.2 million (17%) over total revenue for 2000 of $103.8 million. Oil, natural gas and plant income revenues for the 2001 period were $116.1 million compared to $102.1 million in 2000, an increase of $14.0 million (14%). Realized prices for the Company's production was $4.12/Mcfe in 2001 compared to $4.23/Mcfe in 2000, while production volumes increased to 28,065 Mmcfe in 2001 compared to 24,598 Mmcfe in 2000. Realized price increases for 2001 and 2000 were reflective of the continued strong commodity price environment in the industry. Comparability of the Company's revenues and volumes were both driven by a significant drilling program in 2001 and 2000 and the acquisitions of Magellan Properties in February 2000, the CWR Properties in May 2000 and the Classic Properties in January 2001, offset by the 2001 property divestments which were all significant contributors to the year over year increases. See further discussion in Note 2 of the Company's Notes to Consolidated Financial Statements.

   Gain on Sale of Properties and Other Revenue. In 2001 vs. 2000, property divestments resulted in the recognition of gains of $0.8 million and $0.8 million, respectively. The Company continues to actively review and manage its property portfolio for divestiture of non-strategic properties. Other revenues in 2001 were $0.8 million compared to $0.8 million in 2000. Other revenue consists primarily of interest, delay rental and lease bonus income.

   Gain on Derivative Fair Value. During the fourth quarter of 2001, the Company entered into certain derivative transactions that were not designated as hedges and therefore are required under generally accepted accounting principals to be "marked-to-market." At December 31, 2001, these contracts had a fair market value of $3.1 million. See further discussion in Note 12 of the Company's Notes to Consolidated Financial Statements.

   Expenses. Total expenses for the year ended December 31, 2001 were $93.0 million, an increase of $35.6 million (62%) from total expenses in 2000 of $57.4 million. Comparability of total expenses was impacted by the increase in dry hole and impairment expenses, surrendered and expired acreage and the increase in depreciation, depletion and amortization. On a per Mcfe basis, the Company's lease operating expenses decreased by 7% to $0.57 in 2001 from $0.61 in 2000. Production, severance and ad valorem tax was flat at $0.27/Mcfe in 2001 vs. $0.27/Mcfe in 2000. General and administrative expense was $0.25/Mcfe in 2001 compared to $0.25/Mcfe in 2000, interest expense $0.24/Mcfe vs. $0.31/Mcfe in 2000, and DD&A $1.10/Mcfe in 2001 compared to $0.80/Mcfe in 2000. Lease operating expenses on a unit basis were impacted by the Company's Classic Acquisition and 2001 divestiture program. The properties in the Classic Acquisition were natural gas wells with lower lease operating costs as compared to the divested properties that had higher lease operating costs which were primarily oil producers.

   Production, severance and ad valorem taxes were comparable year over year as expected with average sales prices on an Mcfe basis being $4.12/Mcfe in 2001 vs. $4.23/Mcfe in 2000.

   The increase on a per unit basis to depreciation, depletion and amortization ("DD&A") is attributed to the Classic Acquisition and the Company's developmental drilling program. At the time the Company acquired the stock of Classic Resources, Inc., the historical tax basis of the Classic Acquisition properties were carried over to the Company's books. A corresponding deferred tax liability was recorded in the Company's purchase price allocation for the difference between the allocated value and the historical tax basis. This "gross-up" to record the deferred tax liability, resulted in approximately $29.0 million being added to the depletable book basis of the Classic Acquisition properties. The Company's development drilling activities during 2001 also contributed to the increase in the Company's DD&A rate in 2001 due to a majority of the proved undeveloped reserves associated with these capitalized costs associated having been already included the Company's December 31, 2000 reserve report estimate. Thus, additional costs were added to a relatively static reserve figure, thereby increasing the per unit rate.

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

  Factors that may Affect Financial Condition and Future Results

   The Company's business and stock price may be adversely affected if the merger with Plains Exploration & Production Company ("Plains") is not completed. On February 2, 2003, the Company entered into a definitive agreement with Plains whereby Plains will acquire the Company for a combination of cash and stock. If the acquisition is not completed, the Company could be subject to a number of risks that may adversely affect its business and stock price, including the following:

  . The Company would not realize the benefits it expects by being part of a combined company with Plains, as well as the potentially enhanced financial and competitive position as a result of being part of the combined company.

  . The diversion of management attention from The Company's day-to-day business and the unavoidable disruption to its employees and business partners as a result of efforts and uncertainties relating to the Company's anticipated merger with Plains may detract from its ability to grow revenues and minimize costs, which, in turn may lead to a loss of opportunities that the Company could be unable to regain if the merger does not occur.

  . The Company's ability to borrow in certain capital markets may be hindered, resulting in increased borrowing costs, more restrictive covenants and the extension of less open credit; the market price of shares of the Company's common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed.

  . Under certain circumstances the Company could be required to pay Plains a $9.0 million termination fee plus Plains' expenses up to $1.0 million; the Company must pay its costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees.

  . The Company may not be able to continue its present level of operations, may need to scale back its business, may have to consider additional reductions in force, may have to consider alternative sources of funding and may not be able to take advantage of future opportunities or effectively respond to competitive pressures, any of which could have a material adverse effect on its business and results of operations.

   In connection with the proposed merger, The Company and Plains have filed a preliminary joint proxy statement/prospectus with the SEC. Once the joint proxy statement/prospectus has been declared effective by the SEC, such definitive joint proxy statement/prospectus will be mailed to all holders of the Company stock and will contain important information about the Company, Plains and the proposed merger, risks relating to the merger and the combined company, and related matters. The Company urges all of its stockholders to read the definitive joint proxy statement/prospectus when it becomes available.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

   The Company is exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash, cash equivalents and short-term investments and the interest rate paid on borrowings under the Credit Facility. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes, but may do so in the future.

  Commodity Price Risk

   The Company's revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and the Company's ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and oil production under fixed or floating market price contracts. The Company enters into commodity derivative arrangements from time to time to reduce its exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. However, these contracts also limit the benefits the Company would realize if prices increase. These financial arrangements take the form of swap contracts or costless collars and are placed with major trading counterparties the Company believes represent minimum credit risks. The Company cannot provide assurance that these trading counterparties will not become credit risks in the future. Under its current derivative practice, the Company generally does not hedge more than 75 percent of its estimated twelve-month production quantities.

   The Company enters into New York Mercantile Exchange ("NYMEX") related swap contracts and collar arrangements from time to time. The Company's swap contracts will settle based on the reported settlement price on the NYMEX for the last three trading days of each month for natural gas. In a swap transaction, the counterparty is required to make a payment to the Company for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. As of March 18, 2003, the Company's commodity price risk management positions in fixed price natural gas and crude oil swap, put and call contracts were as follows:

      Natural Gas Hedges (Mmbtu/d)
         2003
             Swaps--$5.02/Mmbtu (April - December)................ 50,000
         2004
             Swaps--$4.45/Mmbtu (January - December).............. 20,000
             Collar--$4.00 x $5.15/Mmbtu (January - December)..... 20,000
      Crude Oil Hedges (Bbls/d)
         2003
             Swaps--$29.62/Bbl (April - December).................  1,000
         2004
             Swaps--$24.94/Bbl (January - December)...............  1,000

   Based upon the fair value of the Company's derivative contracts outstanding at December 31, 2002, we reported a net current liability on that date of $3.5 million. The Company did not elect to classify these derivative contracts as hedges and therefore is required to mark the contracts to market at the end of each period and recognize the resulting gain or loss through current period earnings. In connection with the derivative contracts outstanding during 2002 and 2001, the Company recognized derivative settlement gains (losses) in revenues of $(5.6) million and $0.2 million, respectively. Through March 18, 2003, the Company had paid net cash settlements of approximately $14.9 million related to 2003 closed contract months (January 2003 - March 2003). The $14.9 million net cash paid for settlements will be recognized in the 2003 statement of operations as a loss on derivative settlements. As of March 18, 2003, the Company only has contracts from April 2003 forward open, which have a fair value liability of $5.4 million. A 10% increase to the March 18, 2003 NYMEX prices would result in settlements of the open contract months (April 2003 through December 2004) for the Company's derivatives to increase by $12.7 million, while a 10% decrease in such prices would result in a $13.4 million decrease to these contract settlements versus the March 18, 2003 mark-to-market loss. Although these derivatives were not designated by the Company as hedges for accounting purposes, the economic volatility of these positions is substantially offset by the physical prices being received for its production.

Item 8.  Financial Statements and Supplementary Data

   The Consolidated Financial Statements that constitute this item follow the text of this report. An index to the Consolidated Financial Statements and Schedules appears in Item 15 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant; Compliance with
         Section 16(a) of the Exchange Act

                       DIRECTORS AND EXECUTIVE OFFICERS

         Name          Age                Position(s) Held                 Since
         ----          --- ----------------------------------------------- -----
Floyd C. Wilson....... 56  Chairman, Chief Executive Officer and Director  1999
R. A. Walker.......... 46  President, Chief Financial Officer and Director 2000
Stephen W. Herod...... 44  Executive Vice President--Corporate Development 1997
                           and Assistant Secretary
Shane M. Bayless...... 36  Vice President, Controller and Treasurer        2000
Richard K. Stoneburner 49  Vice President--Exploration                     1999
Mark S. Holt.......... 47  Vice President--Land and Assistant Secretary    1999
C.E. Hackstedt........ 53  Vice President--Engineering and Operations      2000
David S. Elkouri...... 49  Secretary                                       2000
David B. Miller....... 53  Director                                        1999
D. Martin Phillips.... 49  Director                                        1999
Larry L. Helm......... 55  Director                                        2000
Larry J. Bump......... 63  Director                                        2002
James L. Irish III.... 58  Director                                        2002

--------

   FLOYD C. WILSON, Chairman and Chief Executive Officer, joined the Company on August 27, 1999, concurrent with the investment in the Company by W/E Energy Company L.L.C., formerly known as 3TEC Energy Company L.L.C. ("W/E"). Mr. Wilson has been a director of 3TEC since 1999. Mr. Wilson founded W/E in 1998. Mr. Wilson began his career in the energy business in Houston in 1970 as a completion engineer. He moved to Wichita in 1976 to start an oil and gas operating company, one of several private energy ventures which preceded the formation of W/E. Mr. Wilson founded Hugoton Energy Corporation ("Hugoton") in 1987, and served as its Chairman, President and Chief Executive Officer. In 1994, Hugoton completed an initial public offering and was merged into Chesapeake Energy Corporation in 1998.

   R.A. WALKER, President and Chief Financial Officer, joined 3TEC effective May 1, 2000. Mr. Walker has been a director of 3TEC since 2000. Prior to this he was a Senior Managing Director and Co-head of Prudential Capital Group, a $32 billion asset management and merchant banking affiliate of The Prudential Insurance Company of America investing in privately-placed debt and equity securities. From 1990 to 1998, Mr. Walker was the Managing Director of the Dallas office of Prudential Capital Group where he was responsible for the firm's global energy investments, as well as general corporate finance for the Southwestern United States. He joined Prudential in 1987, holding various responsibilities in its Boston, Dallas and Newark offices, after spending approximately six years in commercial banking and two years with an independent oil and gas company.

   STEPHEN W. HEROD has served as the Company's Executive Vice President-Corporate Development since December 1999 and as Assistant Secretary since May 2001. Mr. Herod served as a director of the Company from July 1997 until January 2002. Mr. Herod served as the Treasurer of the Company from 1999 until 2001. From July 1997 to December 1999, Mr. Herod was Vice President-Corporate Development. Mr. Herod served as President and a director of Shore Oil Company ("Shore") from April 1992 until the merger of Shore with the Company on June 30, 1997. He joined Shore's predecessor as Controller in February 1991. Mr. Herod was employed by Conquest Exploration Company from 1984 until 1991 in various financial management positions, including Operations Accounting Manager. From 1981 to 1984, Superior Oil Company employed Mr. Herod as a financial analyst.

   SHANE M. BAYLESS joined the Company in July 2000 as Vice President and Controller. Mr. Bayless has served as the Treasurer of the Company since March 2001. Prior to joining 3TEC, Mr. Bayless was employed by Encore Acquisition Company as Vice President and Controller from 1998 to 2000. Mr. Bayless worked as the Controller from 1996 to 1998 and as the Accounting Manager from 1993 to 1996 at Hugoton. From 1990 to 1993, Mr. Bayless was an Audit Senior with Ernst & Young LLP. He is a Certified Public Accountant.

   RICHARD K. STONEBURNER joined the Company in August 1999 and became Vice President--Exploration in December 1999. Mr. Stoneburner was employed by W/E as District Geologist from 1998 to 1999. Prior to joining 3TEC, Mr. Stoneburner worked as a geologist for Texas Oil & Gas, The Reach Group, Weber Energy Corporation, Hugoton and, independently through his own company, Stoneburner Exploration, Inc. Mr. Stoneburner has over 20 years of experience in the energy field.

   MARK S. HOLT joined the Company in August 1999 and became Assistant Secretary in November 1999 and Vice President--Land in December 1999. W/E employed Mr. Holt as District Landman from 1998 to 1999. From 1985 to 1998, Mr. Holt was the owner of Holt Resources, which provided land consulting services to various oil and gas companies and operators. From 1979 to 1985, Mr. Holt was a Senior Landman for Sun Oil Company.

   C.E. HACKSTEDT joined the Company in December 2000 and became Vice President--Engineering and Operations in March 2001. Prior to joining 3TEC, Mr. Hackstedt was Vice President of Engineering and Operations for Panther Resources Corporation from 1999 to 2000. Mr. Hackstedt was the Vice President of Operations, Gulf Coast Division from 1995 to 1998 and Vice President of Operations from 1992 to 1995 for UMC Petroleum Corporation.

   DAVID S. ELKOURI became Secretary of the Company in May 2000. Mr. Elkouri is a founding member of the Wichita, Kansas law firm, Hinkle Elkouri Law Firm L.L.C., which was established in 1986. Mr. Elkouri is currently the firm's Co-Managing Director and the Chairman of its Corporate Department. Prior to establishing Hinkle Elkouri Law Firm L.L.C., Mr. Elkouri was a partner in the Wichita law firm of Regan & McGannon and an associate in the San Diego, California law firm of Gray Cary Wave & Freidenrich LLP. He is currently a member of the Board of Directors of Rand Graphics, Inc. and served as a director of Hugoton from 1993 until 1998. He has served an Adjunct Professor of Law at the University of Kansas School of Law teaching business planning.

   DAVID B. MILLER has served as a director of the Company since 1999 and is a member of our Compensation Committee. Mr. Miller is a Managing Director and co-founder of EnCap. EnCap is an investment management and merchant banking firm focused on the upstream and midstream sectors of the oil and gas industry that was founded in 1988. From 1988 to 1996, Mr. Miller also served as President of PMC Reserve Acquisition Company, a partnership jointly owned by EnCap and Pitts Energy Group. Prior to the establishment of EnCap, Mr. Miller served as Co-Chief Executive Officer of MAZE Exploration Inc., a Denver, Colorado, based oil and gas company he co-founded in 1981. Mr. Miller is also a director of Denbury Resources Inc.

   D. MARTIN PHILLIPS has served as a director of the Company since 1999. Mr. Phillips is a member of our Compensation Committee and chairman of our Nominating Committee. Mr. Phillips is a Managing Director and principal of EnCap. EnCap is an investment management and merchant banking firm focused on the upstream and midstream sectors of the oil and gas industry that was founded in 1988. Prior to joining EnCap in 1989, from 1978 to 1989, Mr. Phillips served in various management capacities with NCNB Texas National Bank, including as Senior Vice President in the Energy Banking Group. Mr. Phillips is also a director of Mission Resources Corporation and Plains Resources, Inc.

   LARRY L. HELM has served as a director of the Company since 2000 and is chairman of our Compensation Committee. Mr. Helm is also a member of our Audit Committee. Mr. Helm is responsible for the nationwide Middle Market Banking Group of Bank One Corporation, a position he assumed in 2001. Mr. Helm joined Bank One, NA in 1989 and has held increasingly more responsible positions with Bank One, NA, including, most recently, head of Energy & Utilities Banking. Mr. Helm is a former director of the Independent Petroleum Association of America.

   LARRY J. BUMP has served as a director of the Company since 2002 and is a member of our Audit and Nominating Committees. Mr. Bump has served as Chairman of the Board of Willbros Group, Inc., an international engineering and construction company, since 1980.

   JAMES L. IRISH III has served as a director of the Company since 2002 and is chairman of our Audit Committee and a member of our Nominating Committee. Mr. Irish is currently of counsel with Thompson & Knight, L.L.P., a Texas based law firm. Mr. Irish has been an attorney with Thompson & Knight, L.L.P. serving in various capacities, including Managing Partner, since 1969.

Section 16(a) Beneficial Ownership Reporting Compliance

   For the period January 1, 2002, to December 31, 2002, Larry J. Bump and David B. Miller each had one transaction that was not timely filed on a Form 4. EnCap had two transactions that were not timely filed on a Form 4.

Item 11.  Executive Compensation

  Executive Compensation

   Summary Compensation Table. The following table sets forth the aggregate cash compensation earned by and paid to 3TEC's named executive officers for fiscal years 2002, 2001, and 2000. All numbers are rounded to the nearest dollar.

                                                            Annual Compensation
                                     ------------------------------------------------------------------
                                                                                Long-Term
                                                                                 Awards    Compensation
                                                          Restricted           Securities    Payouts
                                                            Stock     Options/ Underlying   All Other
                                          Salary   Bonus    Awards      SARs      LTIP     Compensation
Name and Principal Position          Year  ($)      ($)     ($)(2)      (#)    Payouts ($)    ($)(1)
---------------------------          ---- ------- ------- ----------  -------- ----------- ------------
Floyd C. Wilson..................... 2002 400,000 130,000       --         --      --         12,000
  Chairman of the Board; Chief       2001 400,000 200,000  655,500(3)      --      --         10,500
  Executive Officer                  2000 296,875 525,000       --    800,000      --         10,500
R.A. Walker......................... 2002 300,000  90,000       --         --      --         11,000
  President; Chief Financial Officer 2001 300,000 175,000  437,500(4)      --      --         10,500
                                     2000 200,000 280,000       --    900,000      --         10,500
Shane M. Bayless.................... 2002 150,000  90,000       --         --      --         11,000
  Vice President--Controller;        2001 150,000 100,000  131,100(5)      --      --         10,500
  Treasurer                          2000  52,083  80,000       --    180,000      --          4,552
Richard K. Stoneburner.............. 2002 165,000 170,000       --         --                 11,000
  Vice President--Exploration        2001 135,416 100,000  131,100(5)      --      --         10,500
                                     2000 102,833 110,000       --    160,000      --          7,013
C.E. Hackstedt...................... 2002 165,000 130,000       --         --                 11,000
  Vice President--Engineering        2001 150,000 100,000  135,100(5)  20,000                 10,500
  and Operations                     2000      --      --       --     50,000      --             --

--------
(1) Company matching contribution to 401(K) Plan.

(2) Value as of date granted, which was May 8, 2002. Any dividends declared by the Company will be paid on the restricted stock. The shares vest in three equal installments beginning on the date of grant and continuing on the first and second anniversary date of the grant thereafter.

(3) Represents 37,500 shares valued at $532,125 as of December 31, 2002 (based upon a stock closing price on December 31, 2002 of $14.19). In addition to the vesting provisions contained in footnote 2 above, these shares shall not vest in any part unless and until the last trade price of the Company's common stock shall be at least $18.00 per share for a period of at least thirty (30) consecutive calendar days, with such thirty (30) day period occurring prior to the date the final one-third of the restricted stock would vest absent such condition.

(4) Represents 25,000 shares valued at $354,750 as of December 31, 2002 (based upon a stock closing price on December 31, 2002 of $14.19). In addition to the vesting provisions contained in footnote 2 above, these shares shall not vest in any part unless and until the last trade price of the Company's common stock shall be at least $18.00 per share for a period of at least thirty (30) consecutive calendar days, with such thirty (30) day period occurring prior to the date the final one-third of the restricted stock would vest absent such condition.

(5) Represents 7,500 shares valued at $106,425 as of December 31, 2002 (based upon a stock closing price on December 31, 2002 of $14.19).

   Aggregated Option Exercises in Last Fiscal Year and Option Value Table as of December 31, 2002. The following table sets forth certain information concerning each exercise of stock options during the year ended December 31, 2002, by each of the named executive officers and the aggregated fiscal year-end value of the unexercised options of each such named executive officer:

                                                  Number of Securities
                                                 Underlying Unexercised   Value of Unexercised In-
                                                 Options/SARs at FY End    the-Money Options/ SARs
                                        Value              (#)                at FY End ($) (1)
          -            Shares Acquired Realized ------------------------- -------------------------
         Name          on Exercise (#)   ($)    Exercisable Unexercisable Exercisable Unexercisable
         ----          --------------- -------- ----------- ------------- ----------- -------------
Floyd C. Wilson.......         --           --    633,335      166,665     2,000,838     400,162
R.A. Walker...........         --           --    725,001      174,999     2,587,502     517,498
Shane M. Bayless......         --           --    150,000       30,000       476,875      95,375
Richard K. Stoneburner      5,500       49,843    133,334       26,666       332,979      73,469
C.E. Hackstedt........         --           --     55,001       14,999            --          --

--------
(1) Amounts are based on the fair market value of Company common stock on the last trading day of the year, December 31, 2002, which was $14.19. There is no guarantee that, if and when these options are exercised, they will have this value.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

   Floyd C. Wilson and 3TEC entered into an employment agreement commencing on April 15, 2000, and terminating on December 31, 2002, with automatic one-year extensions upon each anniversary date of the last day of the employment period thereafter, unless either party gives at least 90 days' notice of termination, to serve as Chief Executive Officer with a $325,000 base annual salary. The Company may terminate Mr. Wilson's employment under the employment agreement for "Cause." "Cause" is defined as (i) the inability of employee, despite any reasonable accommodation required by law, due to bodily injury or disease or any other physical or mental incapacity, to perform the services provided for under the employment agreement for a period of 120 days in the aggregate, within any given period of 180 consecutive days during the term of the employment agreement, in addition to any statutorily required leave of absence,
(ii) conduct of the employee that constitutes fraud, theft, or a criminal act involving moral turpitude, in each case only if it materially affects his ability to perform the duties and responsibilities of his position or has a material adverse effect on the Company, (iii) commission of a material act of fraud against the Company, (iv) embezzlement of funds or misappropriation of other property by the employee from the Company; (v) failure of employee to observe or perform his material duties and obligations as an employee of the Company or a material breach of the employment agreement, after 30 days advance written notice of such failure or breach which has not been cured; (vi) employee's habitual use of illegal controlled substances, or intoxication during normal business hours while conducting the Company's business, which, in the reasonable judgment of the Board, so impairs employee's credibility and reputation that employee can no longer perform his duties; or (vii) employee has been found civilly liable for sexual harassment or related offenses (or the Company has been found civilly liable for such actions by employee).

   If a Change of Control (hereafter defined) has occurred, Mr. Wilson may terminate his employment for Good Reason. "Good Reason" is defined as the occurrence, without employee's express written consent, of any one or more of the following events: (i) a material change in employee's duties (without the consent of employee) or a change in the title or offices held by employee, or any occurrence which causes employee to have his principal place of employment somewhere other than Houston, Texas; (ii) a reduction in employee's compensation or the failure by the Company to continue to provide prompt payment (or reimbursement to employee) of all reasonable expenses incurred by employee in connection with employee's professional and business activities;
(iii) a failure by the Company to waive any and all restrictions that might exist on the exercise of any stock options held by employee under the Company's stock option plans as of the date of a Change of Control; and (iv) the failure of the Company to obtain the assumption of the employment agreement, without limitation or reduction, by any successor to the Company. A "Change of Control" shall have occurred if: (i) fifty percent (50%) or more of the outstanding common stock of the Company has been acquired by any person or persons (as defined in Section 3(a)(9) of the Securities Exchange Act of 1934 (the "Act")), provided such person(s) is not a stockholder(s) of the Company currently holding ten percent (10%) or more of the outstanding common stock of the Company at the time of the execution of the employment agreement. For purposes of this paragraph, such person shall include affiliated persons (as defined in the Act); (ii) there has been a merger or equivalent combination involving the Company after which fifty percent (50%) or more of the voting stock of the surviving corporation is held by persons other than those persons who were stockholders holding ten percent (10%) or more of the outstanding stock of the Company immediately prior to the date of such merger or equivalent combination; or (iii) there has been a merger or equivalent combination or stock sale involving the Company and after such transaction fifty percent (50%) or more of the members of the surviving company's Board elected by stockholders are persons who were not directors immediately prior to such transaction.

   If Mr. Wilson is terminated by 3TEC without Cause, or Mr. Wilson leaves for Good Reason, the Company is required to pay him a lump sum amount equal to two times his annual base salary.

   The employment agreement contains certain noncompete, confidentiality and noninterference provisions. For example, during the term of the employment agreement Mr. Wilson may not be employed or render advisory, consulting or other services in connection with any business enterprise or person that is engaged in leasing, acquiring, exploring, producing, gathering or marketing hydrocarbons and related products. Further, during the term of the employment agreement Mr. Wilson may not be financially interested, invest or engage in any business that is engaged in leasing, acquiring, exploring, producing, gathering or marketing hydrocarbons and related products, with certain limited exceptions. The agreement also provides that Mr. Wilson will not disclose or make use of any trade secrets or confidential or proprietary information pertaining to the Company in a way that is materially detrimental to the Company. Mr. Wilson is also prohibited during the two-year period of his employment agreement or the period in which Mr. Wilson is employed by the Company, whichever is longer, and for a six-month period commencing upon the termination of such longer period from soliciting any employee of the Company or any other person who is under contract with or rendering services to the Company to (i) terminate his or her employment with the Company, (ii) refrain from extending or renewing his or her employment with the Company, (iii) refrain from rendering services to or for the Company, or (iv) become employed by or to enter into contractual relations with any persons other than the Company.

   R.A. Walker and 3TEC entered into an employment agreement commencing on May 1, 2000, and terminating on December 31, 2002, with automatic one-year extensions upon each anniversary date of the last day of the employment period thereafter, unless either party gives at least 90 days' notice of termination, to serve as President and Chief Financial Officer with a $300,000 base salary. The agreement provides that Mr. Walker will be granted stock options giving him the right to purchase 500,000 shares of common stock in the Company, one-half of which shall be vested upon grant with the remaining one-half to vest equally over a three (3) year period. The option price shall be the fair market value of the stock on the date of grant. The Company may terminate Mr. Walker's employment under the employment agreement for Cause or without Cause. "Cause" is defined as (i) the inability of employee, despite any reasonable accommodation required by law, due to bodily injury or disease or any other physical or mental incapacity, to perform the services provided for under the employment agreement for a period of 120 days in the aggregate, within any given period of 180 consecutive days during the term of the employment agreement, in addition to any statutorily required leave of absence, (ii) conduct of the employee that constitutes fraud, theft, or a criminal act involving moral turpitude, in each case only if it materially affects his ability to perform the duties and responsibilities of his position or has a material adverse effect on the Company, (iii) commission of a material act of fraud against the Company, (iv) embezzlement of funds or misappropriation of other property by the employee from the Company; (v) failure of employee to observe or perform his material duties and obligations as an employee of the Company or a material breach of the employment agreement, after 30 days advance written notice of such failure or breach which has not been cured, (vi) employee's habitual use of illegal controlled substances, or intoxication during normal business hours while conducting the Company's business, which, in the reasonable judgment of the Board, so impairs employee's credibility and reputation that employee can no longer perform his duties, or (vii) employee has been found civilly liable for sexual harassment or related offenses (or the Company has been found civilly liable for such actions by employee).

   If a Change of Control (hereafter defined) has occurred, Mr. Walker may terminate his employment for Good Reason. "Good Reason" is defined as the occurrence, without employee's express written consent, of any one or more of the following events: (i) a material change in employee's duties (without the consent of employee) or a change in the title or offices held by employee, or any occurrence which causes employee to have his principal place of employment somewhere other than Houston, Texas; (ii) a reduction in employee's compensation or the failure by the Company to continue to provide prompt payment (or reimbursement to employee) of all reasonable expenses incurred by employee in connection with employee's professional and business activities;
(iii) a failure by the Company to waive any and all restrictions that might exist on the exercise of any stock options held by employee under the Company's stock option plans as of the date of a Change of Control; and (iv) the failure of the Company to obtain the assumption of the employment agreement, without limitation or reduction, by any successor to the Company. A "Change of Control" shall have occurred if: (i) fifty percent (50%) or more of the outstanding common stock of the Company has been acquired by any person or persons (as defined in Section 3(a)(9) of the Act), provided such person(s) is not a stockholder(s) of the Company currently holding ten percent (10%) or more of the outstanding common stock of the Company at the time of the execution of the employment agreement. For purposes of this paragraph, such person shall include affiliated persons (as defined in the Act); (ii) there has been a merger or equivalent combination involving the Company after which fifty percent (50%) or more of the voting stock of the surviving corporation is held by persons other than those persons who were stockholders holding ten percent (10%) or more of the outstanding stock of the Company immediately prior to the date of such merger or equivalent combination; or (iii) there has been a merger or equivalent combination or stock sale involving the Company and after such transaction fifty percent (50%) or more of the members of the surviving company's Board elected by stockholders are persons who were not directors immediately prior to such transaction.

   If Mr. Walker is terminated by 3TEC without Cause, or Mr. Walker leaves for Good Reason, the Company is required to pay him a lump sum amount equal to two times his annual base salary.

   The employment agreement contains certain noncompete, confidentiality and noninterference provisions. For example, during the term of the employment agreement Mr. Walker may not be employed or render advisory, consulting or other services in connection with any business enterprise or person that is engaged in leasing, acquiring, exploring, producing, gathering or marketing hydrocarbons and related products. Further, during the term of the employment agreement Mr. Walker may not be financially interested, invest or engage in any business that is engaged in leasing, acquiring, exploring, producing, gathering or marketing hydrocarbons and related products, with certain limited exceptions. The agreement also provides that Mr. Walker will not disclose or make use of any trade secrets or confidential or proprietary information pertaining to the Company in a way that is materially detrimental to the Company. Mr. Walker is also prohibited during the period of his employment agreement or the period in which Mr. Walker is employed by the Company, whichever is longer, and for a six-month period commencing upon the termination of such longer period from soliciting any employee of the Company or any other person who is under contract with or rendering services to the Company to (i) terminate his or her employment with the Company, (ii) refrain from extending or renewing his or her employment with the Company, (iii) refrain from rendering services to or for the Company, (iv) become employed by or to enter into contractual relations with any persons other than the Company.

   The Board approved an arrangement in December, 2000, whereby Shane M. Bayless is to receive a lump sum payment equal to two (2) times his annual compensation if Mr. Bayless is terminated by the Company without Cause or if Mr. Bayless terminates his employment for Good Reason. Cause and Good Reason are as defined in Mr. Wilson's employment agreement.

   On October 29, 2002, the Board approved a Severance Compensation Plan (the "Severance Plan") for employees, including the executive officers named herein. Upon the execution of a definitive agreement providing for a transaction resulting in a Change of Control ("Control Transaction"), if the surviving entity in such transaction or its affiliate does not, on or before thirty (30) days prior to the date set for closing (the "Closing") of the Change in Control, offer any Company employee a job with substantially comparable duties and at a base salary and fringe benefits at a level equal to or greater than those in effect at the time such offer is made and in a location that is within a fifteen mile radius of the metropolitan city in which such employee's employment is located at the time such offer is made, such employee shall be entitled to a severance benefit, as set forth on an exhibit to the Severance Plan (the "Severance Benefit"), which shall be paid by the Company prior to Closing.

   In addition, if within one (1) year following the occurrence of a Change in Control, the Company (or its successor) (a) terminates the employment of any employee (other than for cause as defined below), or (b) without such employee's consent (i) substantially changes such employee's duties, (ii) reduces such employee's base salary, (iii) fails to maintain fringe benefits at a level equal to or greater than those in effect at the date of the Change of Control, or (iv) relocates such employee outside a fifteen (15) miles radius of the metropolitan city in which such employee's employment location is located, the Severance Benefit will payable to the former employee within ten (10) days of such event.

   Change in Control is defined as: (i) the Company shall not be the surviving entity in any merger, consolidation or other reorganization (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company), (ii) the Company sells, leases or exchanges substantially all of its assets to any other person or entity (other than a wholly-owned subsidiary of the Company), (iii) the Company is to be dissolved and liquidated, (iv) any person or entity, including a "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934 acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the outstanding shares of the Company's voting stock (based upon voting power), or
(v) as a result of or in connection with a contested election of directors, the persons who were directors of the Company before such election shall cease to constitute a majority of the Board.

   Cause is defined as (i) the inability of an employee, despite any reasonable accommodation required by law, due to bodily injury or disease or any other physical or mental incapacity, to perform his services for the Company for a period of 120 days in the aggregate, within any given period of 180 consecutive days, in addition to any statutorily required leave of absence, (ii) conduct of the employee that constitutes fraud, theft, or a criminal act involving moral turpitude, in each case only if it materially affects his ability to perform the duties and responsibilities of his position or has a material adverse effect on the Company, (iii) commission of a material act of fraud against the Company, (iv) embezzlement of funds or misappropriation of other property by the employee from the Company; (v) failure of the employee to observe or perform his material duties and obligations as an employee of the Company, which after thirty (30) days advance written notice of such failure has not been cured; (vi) employee's habitual use of illegal controlled substances, or intoxication during normal business hours while conducting the Company's business, which, in the reasonable judgment of the Board, so impairs the employee's credibility and reputation that employee can no longer perform his duties; or (vii) employee has been found civilly liable for sexual harassment or related offenses (or the Company has been found civilly liable for such employee's actions).

Compensation of Directors

   As adopted by the Board on November 1, 2001 to be effective as of January 1, 2002, the Company pays each non-employee director an annual board retainer fee of $15,000. Additionally, the Company pays each non-employee director $1,000 for attending meetings of the Board or its Nominating and Compensation committees, whether in attendance in person or by telephone. As adopted by the Board on October 29, 2002, effective as of that date, the Company pays each non-employee director who is a member of the Audit Committee $2,500 for each meeting of the Audit Committee and $3,500 to the Chairman of the Audit Committee for each meeting of the Audit Committee, whether in attendance in person or by telephone. Non-employee directors are given the opportunity to receive their cash compensation in the form of Company common stock based on the closing market price of the common stock on the last trading day of the calendar quarter during which such director is entitled to receive the cash compensation.

   3TEC reimburses directors' documented travel and lodging expenses incurred in connection with services to the Company.

   Each non-employee director is eligible for incentive awards under the Amended and Restated 1995 Stock Option and Stock Appreciation Rights Plan, however none were issued in 2002.

   Pursuant to the 3TEC Energy Corporation 2000 Non-Employee Directors' Stock Option Plan, as amended (the "2000 Non-Employee Plan"), on the date an individual becomes a non-employee director, the director receives an initial option to purchase 15,000 shares of common stock. In addition, on the first trading day on or after January 1st of each year, each non-employee director who is then serving and has served as a non-employee director for more than six months receives an option to purchase 10,000 shares of common stock. The exercise price of an option is the fair market value which is defined as the closing price of the common stock reported by NASDAQ on the date of grant. Options vest and are exercisable immediately.

   In January 2002, Mr. Helm, Mr. Phillips and Mr. Miller were each granted an option to purchase 10,000 shares of common stock under the 2000 Non-Employee Plan, and Mr. Bump and Mr. Irish were each granted an option to purchase 15,000 shares of common stock under the 2000 Non-Employee Plan. Mr. Phillips and Mr. Miller then assigned their options to EnCap Energy Capital Fund III, L.P.

Compensation Committee Interlocks and Insider Participation

During 2002:

   None of the members of the Board's Compensation Committee was an officer (or former officer) or employee of the Company or any of its subsidiaries;

   None of the Company's executive officers served on the compensation committee (or another board committee with similar functions, or in the absence of any such committee, the entire board of directors) of any entity where one of that entity's executive officers served on the Company's Compensation Committee;

   None of the Company's executive officers was a director of another entity where one of that entity's executive officers served on the Company's Compensation Committee; and

   None of the Company's executive officers served on the compensation committee (or another board committee with similar functions, or in the absence of any such committee, the entire board of directors) of another entity where one of that entity's executive officers served as a director on the Company's Board.

   Larry L. Helm, the chairman of the Compensation Committee and a director of the Company, is responsible for the nationwide Middle Market Banking Group of Bank One Corporation. The Company has a $250 million credit facility with Bank One, NA, as administrative agent, Bank of Montreal, as syndication agent, and Union Bank of California, N.A., Wells Fargo Bank Texas, National Association, CIBC, Inc., Comerica Bank, Fleet

National Bank and The Bank of Nova Scotia as participating lenders. The borrowing base is redetermined semi-annually and as of March 7, 2003, was $160 million. In addition, the Company is a party to certain derivative contracts that Bank One, NA is the counter-party to. These derivative contracts cover a portion of the Company's anticipated natural gas production for 2003.

   On February 2, 2003, the Company entered into a definitive agreement with Plains Exploration & Production Company ("Plains") whereby Plains will acquire the Company for a combination of cash and stock. Under the terms of the agreement, the Company's shareholders will receive $8.50 in cash and 0.85 shares of Plains' Common Stock for each share of the Company's Common Stock, subject to certain adjustments based on Plains' share price prior to closing. Although subject to shareholder approval, the aforementioned transaction is expected to close during the second quarter of 2003. Two members of 3TEC's Board who are also members of the Compensation Committee, D. Martin Phillips and David B. Miller, are managing directors of EnCap, which beneficially owns 453,980 shares of 3TEC preferred stock and 2,980,635 shares of 3TEC common stock, as well as 1,848,728 shares of Plains's common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The following table sets forth the shares of 3TEC's common stock beneficially owned by those persons known by 3TEC to be the beneficial owner of more than five percent of 3TEC's issued and outstanding common stock, as well as the shares of 3TEC's common stock beneficially owned by each director and named executive officer and all directors and executive officers as a group. All percentages are based on 16,780,776 shares of common stock issued and outstanding on February 12, 2003:

                                                                  Amount and
                                                                   Nature of     Percent
                                                                  Beneficial       of
              Name and Address of Beneficial Owner               Ownership (1)    Class
              ------------------------------------               -------------   -------
Shane M. Bayless................................................     152,500(2)      *
Larry J. Bump...................................................      25,000         *
C.E. Hackstedt..................................................      60,834(3)      *
Larry L. Helm...................................................      55,000         *
James L. Irish III..............................................      26,799         *
David B. Miller.................................................           0         *
D. Martin Phillips..............................................           0         *
Richard K. Stoneburner..........................................     130,334(4)      *
R.A. Walker.....................................................     727,001       4.2%
Floyd C. Wilson.................................................   1,495,959(5)    8.5%
Directors and executive officers of 3TEC as a group (13 persons)   3,015,113      18.0%
Artisan Partners Limited Partnership
  1000 N. Water Street, Suite 770
  Milwaukee, WI 53202...........................................   1,449,808(6)    8.6%
EnCap Energy Acquisition III-B, Inc. (7)........................   1,445,537(8)    8.4%
EnCap Energy Capital Fund III, L.P. (7).........................   2,021,322(9)   11.5%
EnCap Energy Capital Fund III-B, L.P. (7).......................   1,445,537(10)   8.4%
EnCap Investments L.L.C. (7)....................................   4,609,452(11)  25.0%
Kaiser-Francis Oil Company
  6733 South Yale
  Tulsa, OK 74136...............................................   1,112,578(12)   6.6%
Plains Exploration & Production Company
  500 Dallas Street, Suite 700
  Houston, TX 77002.............................................   7,139,465(13)  35.3%
Royce & Associates, Inc.
  1414 Avenue of the Americas
  New York, NY 10019............................................   1,731,075(14)  10.3%
T. Rowe Price Associates, Inc.
  100 E. Pratt Street
  Baltimore, MD 21202...........................................   1,198,500(15)   7.1%
Wentworth, Hauser & Violich
  353 Sacramento Street, Suite 600
  San Francisco, CA 94111.......................................   1,439,151(16)   8.6%

--------
*  Represents less than 1%.

(1) Includes both outstanding shares of 3TEC common stock and shares of 3TEC common stock such person has the right to acquire within 60 days of February 12, 2003 by the exercise of outstanding stock options. Shares subject to stock options exercisable within 60 days of February 12, 2003 include: 150,000 shares for Mr. Bayless; 25,000 shares for Mr. Bump; 58,334 shares for Mr. Hackstedt; 55,000 shares for Mr. Helm; 25,000 shares for Mr. Irish; 127,834 shares for Mr. Stoneburner; 725,001 shares for Mr. Walker; and 633,335 shares for Mr. Wilson.

(2) Includes 2,500 shares of restricted stock.

(3) Includes 2,500 shares of restricted stock.

(4) Includes 2,500 shares of restricted stock.

(5) Includes 5,000 shares of common stock owned by Wilvest Limited Partnership of which Mr. Wilson is the general partner; and warrants to purchase 290,014 shares of common stock granted to Mr. Wilson. Mr. Wilson disclaims beneficial ownership of the shares owned by Wilvest Limited Partnership except to the extent of his pecuniary interest therein.

(6) As disclosed in a joint filing with Artisan Investment Corporation, Andrew
    A. Ziegler and Carlene Murphy Ziegler on Schedule 13 G/A filed with the SEC on January 31, 2003.

(7) The address for EnCap Energy Acquisition III-B, Inc., EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, L.P. and EnCap Investments L.L.C. is 1100 Louisiana, Suite 3150, Houston, TX 77002.

(8) As disclosed in a joint filing on Schedule 13D/A filed with the SEC on February 12, 2003. This figure includes 957,587 shares of common stock, 145,850 shares of Series D Preferred Stock convertible into 145,850 shares of common stock, and warrants to purchase 342,100 shares of common stock.

(9) As disclosed in a joint filing on Schedule 13D/A filed with the SEC on February 12, 2003. This figure includes 1,266,144 shares of common stock, 192, 846 shares of Series D Preferred Stock convertible into 192,846 shares of common stock, warrants to purchase 452,332 shares of common stock, and 110,000 shares issuable upon exercise of stock options.

(10) As disclosed in a joint filing on Schedule 13D/A filed with the SEC on February 12, 2003. Includes 1,445,537 shares owned by EnCap Acquisition described in footnote 8 above. As the controlling person of EnCap Acquisition, EnCap III-B may be deemed to share voting and dispositive power with respect to the shares of common stock owned by EnCap Acquisition; however, EnCap III-B disclaims any beneficial ownership of these shares.

(11) As disclosed in a joint filing on Schedule 13 D/A filed with the SEC on February 12, 2003. As the general partner or controlling person of each entity, Encap Investments L.L.C. ("EnCap") may be deemed to have the power to vote and direct the vote or to dispose or direct the disposition of 4,609,452 shares of common stock beneficially owned by EnCap Energy Capital Fund III, L.P., EnCap Energy Acquisition III-B, Inc. ("EnCap Acquisition"), ECIC Corporation, and BOCP Energy Partners, L.P. ("BOCP"). This figure includes the shares described in footnotes 8 and 9 above, as well as 447,095 shares of common stock, 68,097 shares of Series D Preferred Stock convertible into 68,097 shares of common stock, and warrants to purchase 159,725 shares of common stock beneficially owned by ECIC Corporation, and 309,809 shares of common stock, 47,187 shares of Series D Preferred Stock convertible into 47,187 shares of common stock, and warrants to purchase 110,680 shares of common stock beneficially owned by BOCP. The controlling person of EnCap is El Paso Merchant Energy North America Company ("El Paso Merchant Energy"). The controlling person of El Paso Merchant Energy is El Paso Corporation. El Paso Merchant Energy and El Paso Corporation may be deemed to have the power to vote and direct the vote or to dispose or direct the disposition of the shares. El Paso Merchant Energy and El Paso Corporation disclaim any beneficial ownership of these shares.

(12) Kaiser-Francis Oil Company is a wholly owned subsidiary of GBK Corporation, which is owned 78.22% directly by George B. Kaiser and 21.78% indirectly by Mr. Kaiser through affiliates.

(13) Represents (i) 3,668,131 shares of 3TEC common stock, (ii) 1,354,851 shares of 3TEC common stock issuable upon exercise of warrants; (iii) 453,980 shares of Series D Preferred Stock, convertible into common shares, and (iv) 1,662,503 shares of 3TEC common stock issuable upon exercise of options that are subject to a voting agreement detailed below in the section titled Changes in Control. The voting agreement was executed in connection with the execution of a definitive merger agreement with Plains whereby Plains will acquire the Company for a combination of cash and stock. As a result of entering into the voting agreement, Plains may be deemed to have the power to vote, and to be the beneficial owner of 7,139,465 shares. Each voting agreement will terminate upon the first to occur of (i) the effective time of the merger or (ii) the date upon which the merger agreement is terminated.

(14) As disclosed in a filing on Schedule 13 G/A filed with the SEC on February 5, 2003.

(15) As disclosed in a filing on Schedule 13 G/A filed with the SEC on February 5, 2003.

(16) As disclosed in a joint filing with Laird Norton Financial Group, Inc. on
     Schedule 13 G/A filed with the SEC on February 13, 2002.

  Changes in Control

   On February 2, 2003, the Company entered into a definitive agreement with Plains whereby Plains will acquire the Company for a combination of cash and stock. In connection with the execution of the merger agreement, each of EnCap Energy Capital Fund III, L.P., EnCap Energy Acquisition III-B, Inc., BOCP Energy Partners, L.P., ECIC Corporation, Floyd C. Wilson, Stephen W. Herod and R.A. Walker entered into voting agreements with Plains and 3TEC to vote all of the shares of 3TEC common stock and 3TEC preferred stock they own in favor of the adoption of the merger agreement. Mr. Wilson and Mr. Walker are officers and directors of 3TEC. Mr Herod is an officer of 3TEC. The entities described above in the aggregate and Mr. Wilson own more than 5% of 3TEC's common stock and, in the case of the entities, a majority of the 3TEC preferred stock. In addition, each has agreed not to transfer their shares of 3TEC common stock or 3TEC preferred stock (except they may transfer their shares to an affiliate or other stockholder of 3TEC who agrees to be bound by the terms of the voting agreement), not to grant a proxy with respect to such shares and not to solicit or vote in favor of any competing transaction to the merger. Finally, each has agreed to not exercise their employee stock options or warrants to purchase 3TEC common stock for $3.00, except as contemplated by the merger agreement. The aggregate amount of shares of 3TEC common stock and 3TEC preferred stock subject to these voting agreements represents approximately 22% of the outstanding 3TEC common stock and approximately 74% of the outstanding 3TEC preferred stock. Each voting agreement will terminate upon the first to occur of (i) the effective time of the merger or (ii) the date upon which the merger agreement is terminated.

   In addition, as a result of the merger with Plains: (1) all restrictions on restricted common stock held the Company's officers and directors (except 37,500 shares held by Mr. Wilson and 25,000 shares held by Mr. Walker, which will be cancelled) will fully vest on or before the effective date of the merger, and (2) all outstanding options that have not vested (except for 80,000 stock options held by Mr. Wilson and 70,000 stock options held by Mr. Walker, which will be cancelled) will fully vest on or before the effective date of the merger and will be converted into merger consideration on a cashless exercise basis.

Item 13.  Certain Relationships and Related Transactions

   Larry L. Helm, the chairman of the Compensation Committee and a director of the Company, is responsible for the nationwide Middle Market Banking Group of Bank One Corporation. The Company has a $250 million credit facility with Bank One, NA, as administrative agent, Bank of Montreal, as syndication agent, and Union Bank of California, N.A., Wells Fargo Bank Texas, National Association, CIBC, Inc., Comerica Bank, Fleet National Bank and The Bank of Nova Scotia as participating lenders. The borrowing base is redetermined semi-annually and as of March 7, 2003, was $160 million. In addition, the Company is a party to certain derivative contracts that Bank One, NA is the counter-party to. These derivative contracts cover a portion of the Company's anticipated natural gas production for 2003.

   On February 2, 2003, the Company entered into a definitive agreement with Plains Exploration & Production Company ("Plains") whereby Plains will acquire the Company for a combination of cash and stock. Under the terms of the agreement, the Company's shareholders will receive $8.50 in cash and 0.85 shares of Plains' Common Stock for each share of the Company's Common Stock, subject to certain adjustments based on Plains' share price prior to closing. Although subject to shareholder approval, the aforementioned transaction is expected to close during the second quarter of 2003. Two members of 3TEC's Board, D. Martin Phillips and David B. Miller, are managing directors of EnCap, which beneficially owns 453,980 shares of 3TEC preferred stock and 2,980,635 shares of 3TEC common stock, as well as 1,848,728 shares of Plains's common stock.

Item 14.  Controls and Procedures

   Within 90 days of the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

   There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

 2.9 Certificate of Ownership and Merger Merging 3TEC/CRI Corporation into 3TEC Energy Corporation filed with the Delaware Secretary of State August 6, 2002. *

2.10 Agreement and Plan of Merger by and among Plains Exploration & Production Company, PXP Gulf
     Coast Inc. and 3TEC Energy Corporation dated as of February 2, 2003. (Incorporated by reference to
     Exhibit 10.1 to Form 8-K filed February 4, 2003).


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

10.8 Amendment to Registration Rights Agreement, dated October 19, 1999 by and among the Company, W/
     E Energy Company, L.L.C. f/k/a 3TEC Energy Company L.L.C., f/k/a 3TEC Energy Corporation,
     Shoemaker Family Partners, LP, Shoeinvest II, LP, and The Prudential Insurance Company of America.
     (Incorporated by reference to Exhibit 10.2 to Form 8-K filed November 2, 1999.)

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

10.32 Amendment No. 1 to 3TEC Energy Corporation 2000 Non-Employee Directors' Stock Option Plan.
      (Incorporated by reference to Exhibit 10.32 to Form 10-Q filed May 13, 2002.

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

10.36 3TEC Energy Corporation Amended and Restated 2001 Stock Option and Restricted Stock Plan
      (Incorporated by reference to Exhibit B to Form DEF 14A filed April 4, 2002.

10.37 Letter Amendment to Third Restated Credit Agreement among 3TEC Energy Corporation, as
      Borrower, and Bank One, N.A., as Administrative Agent and Lender, and the Major Lenders, dated
      September 30, 2002. (Incorporated by reference to Exhibit 10.37 to Form 10Q filed November 11,
      2002.

 23.1 Consent of KPMG LLP, independent auditors. *

 23.2 Consent of Ryder Scott Company, independent petroleum engineers. *

 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
      Oxley Act of 2002. *

 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
      Oxley Act of 2002. *

--------
   * Filed herewith

   (b) The following reports were filed on Form 8-K during the fourth quarter of 2002: None

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 26, 2003.

                                                     3TEC ENERGY CORPORATION
                                                          (Registrant)

                                              By:     /s/  FLOYD C. WILSON
                                                  -----------------------------
                                                         Floyd C. Wilson
                                                  Chairman and Chief Executive
                                                             Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Floyd C. Wilson, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                        Title                   Date
          ---------                        -----                   ----

    /s/  FLOYD C. WILSON       Chairman and Chief Executive   March 26, 2003
-----------------------------    Officer
       Floyd C. Wilson

      /s/  R.A. WALKER         President, Chief Financial     March 26, 2003
-----------------------------    Officer, Director
        R. A. Walker

    /s/  SHANE M. BAYLESS      Vice President--Controller &   March 26, 2003
-----------------------------    Treasurer Principal
      Shane M. Bayless           Accounting Officer

     /s/  LARRY J. BUMP        Director                       March 26, 2003
-----------------------------
        Larry J. Bump

     /s/  LARRY L. HELM        Director                       March 26, 2003
-----------------------------
        Larry L. Helm

    /s/  DAVID B. MILLER       Director                       March 26, 2003
-----------------------------
       David B. Miller

   /s/  D. MARTIN PHILLIPS     Director                       March 26, 2003
-----------------------------
     D. Martin Phillips

   /s/  JAMES L. IRISH III     Director                       March 26, 2003
-----------------------------
     James L. Irish III

                                CERTIFICATIONS

I, Floyd C. Wilson, certify that:

1. I have reviewed this annual report on Form 10-K of 3TEC Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
By:  /s/  Floyd C. Wilson
   ----------------------------
Floyd C. Wilson
Chief Executive Officer

I, R.A. Walker, certify that:

1. I have reviewed this annual report on Form 10-K of 3TEC Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
By:  /s/   R.A. Walker
   ----------------------------
R.A. Walker
Chief Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Independent Auditors' Report............................................................................. F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001............................................. F-3
Consolidated Statements of Operations for each of the years in the three-year period ended December 31,
  2002................................................................................................... F-4
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31,
  2002................................................................................................... F-5
Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 2002................................................................................ F-6
Notes to Consolidated Financial Statements............................................................... F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
3TEC Energy Corporation:

   We have audited the accompanying consolidated balance sheets of 3TEC Energy Corporation and subsidiaries, as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3TEC Energy Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

   As explained in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities effective January 1, 2001.

KPMG LLP

Houston, Texas
February 14, 2003

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                                              As of December 31,
                                                                                                             -------------------
                                                                                                                2002      2001
                                                                                                             ---------  --------
                                                  ASSETS
Current Assets:
   Cash and cash equivalents................................................................................ $   2,249  $ 17,762
   Accounts receivable......................................................................................    17,486    16,835
   Income tax receivable....................................................................................        --     4,464
   Other....................................................................................................     1,285     4,473
                                                                                                             ---------  --------
      Total Current Assets..................................................................................    21,020    43,534
Properties and Equipment, at cost:
   Oil and gas properties, successful efforts method........................................................   435,591   385,264
   Other property and equipment.............................................................................     3,931     3,549
                                                                                                             ---------  --------
                                                                                                               439,522   388,813
Accumulated depletion, depreciation and amortization........................................................  (112,732)  (71,039)
                                                                                                             ---------  --------
Net Properties and Equipment................................................................................   326,790   317,774
                                                                                                             ---------  --------
Other Assets, net...........................................................................................     1,375     1,730
TOTAL ASSETS................................................................................................ $ 349,185  $363,038
                                                                                                             =========  ========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable......................................................................................... $  13,440  $ 25,052
   Accrued liabilities......................................................................................     1,340     1,322
   Series C Preferred stock redemption payable..............................................................     1,272     1,349
   Derivative fair value liability..........................................................................     3,551        --
   Other current liabilities................................................................................     3,055     1,468
                                                                                                             ---------  --------
      Total Current Liabilities.............................................................................    22,658    29,191
                                                                                                             ---------  --------
   Long-term debt...........................................................................................    99,000   108,000
   Deferred income taxes....................................................................................    44,563    45,135
                                                                                                             ---------  --------
TOTAL LIABILITIES...........................................................................................   166,221   182,326
                                                                                                             ---------  --------
Commitments and Contingencies (Note 11).....................................................................        --        --
STOCKHOLDERS' EQUITY
   Preferred stock, $.02 par value, 20,000,000 shares authorized, 266,667 shares designated Series B,
    2,300,000 shares designated Series C and 725,167 shares designated Series D, none other designated......        --        --
   Convertible preferred stock Series B, $7.50 stated value, 266,667 shares issued and outstanding as of
    December 31, 2001. $2,000 aggregate liquidation preference..............................................        --     3,627
   Convertible preferred stock Series D, 5% $24.00 redemption value, 613,919 shares and 614,776 issued and outstanding at December 31, 2002 and December 31, 2001, respectively, $14,734 aggregate liquidation
    preference at December 31, 2002.........................................................................     7,475     7,485
   Common stock, $.02 par value, 60,000,000 shares authorized, 16,850,572 and 16,547,595 shares issued at
    December 31, 2002 and December 31, 2001, respectively...................................................       337       331
   Additional paid-in capital...............................................................................   157,557   151,412
   Retained earnings........................................................................................    19,520    18,906
   Treasury stock; 69,807 shares at December 31, 2002 and December 31, 2001.................................    (1,049)   (1,049)
   Deferred compensation....................................................................................      (876)       --
                                                                                                             ---------  --------
TOTAL STOCKHOLDERS' EQUITY..................................................................................   182,964   180,712
                                                                                                             ---------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................................................. $ 349,185  $363,038
                                                                                                             =========  ========

         See accompanying notes to consolidated financial statements.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                           Year Ended December 31,
                                                     ------------------------------------
                                                         2002        2001        2000
                                                     -----------  ----------- -----------
REVENUES:
   Oil, natural gas and plant income................ $   103,064  $   116,080     102,148
   Gain (loss) on sale of properties................        (159)         815         800
   Gain (loss) on derivative fair value.............      (6,632)       3,081          --
   Gain (loss) on derivative settlements............      (5,644)         162          --
   Other............................................         473          836         813
                                                     -----------  ----------- -----------
       TOTAL REVENUES............................... $    91,102  $   120,974 $   103,761
EXPENSES:
   Production--
       Lease operations............................. $    14,590  $    15,957 $    14,994
       Production, severance and ad valorem tax.....       7,271        7,711       6,692
       Gathering, transportation and other..........       3,465        3,002       1,493
   Geological and geophysical.......................       2,683        1,172         666
   Dry hole and impairments.........................       8,918       12,261          29
   Surrendered and expired acreage..................         860        7,875          --
   General and administrative.......................       9,154        6,991       6,141
   Stock compensation (general and administrative)..         816           --          --
   Interest.........................................       3,962        6,773       7,556
   Depreciation, depletion and amortization.........      37,357       30,983      19,779
   Other............................................         629          250          --
                                                     -----------  ----------- -----------
       TOTAL EXPENSES............................... $    89,705  $    92,975 $    57,350
NET INCOME BEFORE INCOME TAXES, MINORITY
  INTEREST AND DIVIDENDS TO PREFERRED
  STOCKHOLDERS......................................       1,397       27,999      46,411
Minority Interest...................................          --          511         305
Income Tax Expense..................................          45       10,640      14,442
                                                     -----------  ----------- -----------
NET INCOME..........................................       1,352       16,848      31,664
Dividends to preferred stockholders.................         738          710       1,488
                                                     -----------  ----------- -----------
NET INCOME ATTRIBUTABLE TO COMMON
  STOCKHOLDERS...................................... $       614  $    16,138 $    30,176
                                                     ===========  =========== ===========
NET INCOME PER COMMON SHARE:
   Basic............................................ $      0.04  $      1.06 $      2.91
                                                     ===========  =========== ===========
   Diluted.......................................... $      0.03  $      0.91 $      2.28
                                                     ===========  =========== ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic............................................  16,533,405   15,170,116  10,382,836
                                                     ===========  =========== ===========
   Diluted..........................................  18,361,956   18,968,973  13,894,961
                                                     ===========  =========== ===========

         See accompanying notes to consolidated financial statements.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                Year Ended
                                                                                  -------------------------------------
                                                                                  December 31, December 31, December 31,
                                                                                      2002         2001         2000
                                                                                  ------------ ------------ ------------
OPERATING ACTIVITIES
Net income.......................................................................      1,352       16,848       31,664
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization......................................     36,758       30,265       18,713
   Amortization of debt issue costs and other....................................        599          967        1,066
   Dry hole and impairments......................................................      8,918       12,261           29
   Surrendered and expired leases................................................        860        7,875           --
   (Gain)/Loss on derivative fair value..........................................      6,632       (3,081)          --
   (Gain)/Loss on sale of properties.............................................        159         (815)        (800)
   Deferred income taxes.........................................................        (67)       9,017        6,480
   Minority interest.............................................................         --          511          305
   Restricted stock compensation (general and administrative)....................        816           --           --
   Other changes.................................................................         28          166           --
   Changes in operating assets and liabilities:..................................
   Accounts receivable and other current assets..................................      3,834        9,961      (21,706)
   Account payable and accrued liabilities.......................................    (10,087)       5,805        8,717
                                                                                    --------    ---------     --------
CASH PROVIDED BY OPERATING ACTIVITIES............................................     49,802       89,780       44,468
INVESTING ACTIVITIES
   Proceeds from sales of oil and gas properties.................................      1,181       36,818        5,840
   Acquisition of Magellan Exploration LLC, net of cash acquired.................         --           --          418
   Acquisition of Classic Resources, Inc., net of cash acquired..................         --      (58,670)          --
   Acquisition of Enex Resources Corporation.....................................         --       (3,803)          --
   Acquisition of oil and gas properties.........................................       (302)     (22,380)     (64,612)
   Development of oil and gas properties.........................................    (56,356)     (72,554)     (24,091)
   Additions of other assets.....................................................       (391)      (1,930)      (1,326)
                                                                                    --------    ---------     --------
CASH USED IN INVESTING ACTIVITIES................................................    (55,868)    (122,519)     (83,771)
FINANCING ACTIVITIES
   Proceeds from long-term debt..................................................     51,000      130,000       66,100
   Proceeds from issuance of common stock........................................         --           --       68,103
   Proceeds from exercise of stock options and warrants..........................        616        1,590          705
   Payments on long-term debt....................................................    (60,000)     (85,000)     (90,600)
   Preferred stock dividends.....................................................       (738)        (525)      (1,369)
   Treasury stock purchase--Alabama dissenters...................................         --           --         (981)
   Redemption of Preferred Series C stock........................................         --           --       (1,433)
   Debt issuance costs...........................................................       (325)          --       (2,927)
                                                                                    --------    ---------     --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..................................     (9,447)      46,065       37,598
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................................    (15,513)      13,326       (1,705)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................     17,762        4,436        6,141
                                                                                    --------    ---------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................   $  2,249    $  17,762     $  4,436
                                                                                    ========    =========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest......................................................................   $  3,915    $   6,795     $  7,539
   Income Taxes..................................................................         --       10,571        3,500
Non-cash investing and financing activities:
   Common stock and warrants issued in acquisition of Magellan Exploration LLC...         --           --       10,573
   Preferred Stock Series D issued in acquisition of Magellan Exploration LLC....         --           --        7,453
   Preferred Stock Series C conversions to common stock..........................         --           --          362
   Preferred dividends incurred but not paid.....................................        185          185           --
   Common stock repurchase contingency accrual--Alabama dissenters...............         --           --          138
   Conversion of Preferred Series C into Common Stock............................         --           --          910
   Preferred dividends paid in-kind..............................................         --           --          118
   Liability for redemption of Preferred Stock Series C..........................         --           --        2,856
   Deferred taxes recorded in acquisition of Classic Resources, Inc..............         --       29,347           --
   Preferred Stock Series B conversions to Common Stock..........................      3,627           --           --
   Preferred Stock Series D conversions to Common Stock..........................         10           --           --

         See accompanying notes to consolidated financial statements.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                         (in thousands, except shares)

                                                                  Preferred Stock
                                              -------------------------------------------------------
                                                   Series B            Series C           Series D       Common Stock
                                              -----------------  -------------------  ---------------  ----------------
                                               Shares     Par      Shares      Par     Shares    Par     Shares     Par
                                              --------  -------  ----------  -------  -------  ------  ----------  ----
Balance January 1, 2000......................  266,667  $ 3,627   1,139,506  $ 5,198       --      --   5,338,771  $107
Common stock issued in merger with
 Magellan Exploration LLC....................                                                           1,085,934    22
Warrants issued in merger with Magellan
 Exploration LLC.............................
Preferred Series D issued in merger with
 Magellan Exploration LLC....................                                         617,009   7,453
Stockholder dissenters repurchase contingency
 adjustment..................................
Preferred Series C conversions...............                       (72,496)    (362)                      63,465     1
Common stock issued..........................                                                           8,050,000   161
Common stock offering and registration
 costs.......................................
Preferred Series C redemption................                    (1,067,010)  (4,836)                      36,527     1
Reverse split fractional shares..............                                                                (314)
Employee stock option exercises..............                                                              95,190     2
Warrant exercises............................                                                              18,333
Net Income...................................
Preferred stock dividends....................                                           4,921     119
                                              --------  -------  ----------  -------  -------  ------  ----------  ----
Balance December 31, 2000....................  266,667  $ 3,627          --       --  621,930  $7,572  14,687,906  $294
                                              ========  =======  ==========  =======  =======  ======  ==========  ====
Employee stock option exercises..............                                                              81,682     2
Preferred Series D Conversions...............                                          (7,154)    (87)      7,154
Warrant exercises............................                                                             283,047     6
Senior subordinated debt conversions.........                                                           1,487,806    29
Net Income...................................
Preferred stock dividends....................
                                              --------  -------  ----------  -------  -------  ------  ----------  ----
Balance December 31, 2001....................  266,667  $ 3,627          --  $    --  614,776  $7,485  16,547,595  $331
                                              ========  =======  ==========  =======  =======  ======  ==========  ====
Employee Stock Option Exercises..............                                                              58,817     1
Preferred Series B Conversions............... (266,667)  (3,627)                                          186,230     4
Preferred Series D Conversions...............                                            (857)    (10)        857
Common Stock Issues..........................                                                               1,799
Restricted Stock Grants......................                                                              95,000     2
Net Income...................................
Preferred Stock Dividends....................
Employee Stock Option Deferred Tax
 Adjustment..................................
Other........................................                                                             (39,726)   (1)
                                              --------  -------  ----------  -------  -------  ------  ----------  ----
Balance December 31, 2002....................       --  $    --          --  $    --  613,919  $7,475  16,850,572  $337
                                              ========  =======  ==========  =======  =======  ======  ==========  ====


                                                        Accumulated              Treasury
                                               Paid-in   Earnings     Deferred    Stock   Stockholders'
                                               Capital   (Deficit)  Compensation   Par       Equity
                                              --------  ----------- ------------ -------- -------------
Balance January 1, 2000...................... $ 57,775   $(27,408)               $(1,187)   $ 38,112
Common stock issued in merger with
 Magellan Exploration LLC....................   10,251                                        10,273
Warrants issued in merger with Magellan
 Exploration LLC.............................      300                                           300
Preferred Series D issued in merger with
 Magellan Exploration LLC....................                                                  7,453
Stockholder dissenters repurchase contingency
 adjustment..................................                                        138         138
Preferred Series C conversions...............      361                                            --
Common stock issued..........................   67,943                                        68,104
Common stock offering and registration
 costs.......................................   (1,497)                                       (1,497)
Preferred Series C redemption................      547                                        (4,288)
Reverse split fractional shares..............                                                     --
Employee stock option exercises..............      648                                           650
Warrant exercises............................       55                                            55
Net Income...................................              31,664                             31,664
Preferred stock dividends....................              (1,488)                            (1,369)
                                              --------   --------      -----     -------    --------
Balance December 31, 2000.................... $136,383   $  2,768      $  --     $(1,049)   $149,595
                                              ========   ========      =====     =======    ========
Employee stock option exercises..............      739                                           741
Preferred Series D Conversions...............       85                                            (2)
Warrant exercises............................      843                                           849
Senior subordinated debt conversions.........   13,362                                        13,391
Net Income...................................              16,848                             16,848
Preferred stock dividends....................                (710)                              (710)
                                              --------   --------      -----     -------    --------
Balance December 31, 2001.................... $151,412   $ 18,906      $  --     $(1,049)   $180,712
                                              ========   ========      =====     =======    ========
Employee Stock Option Exercises..............      615                                           616
Preferred Series B Conversions...............    3,623                                            --
Preferred Series D Conversions...............       10                                            --
Common Stock Issues..........................       26                                            26
Restricted Stock Grants......................    1,690                  (876)                    816
Net Income...................................               1,352                              1,352
Preferred Stock Dividends....................                (738)                              (738)
Employee Stock Option Deferred Tax
 Adjustment..................................      181                                           181
Other........................................                                                     (1)
                                              --------   --------      -----     -------    --------
Balance December 31, 2002.................... $157,557   $ 19,520      $(876)    $(1,049)   $182,964
                                              ========   ========      =====     =======    ========

          See accompanying notes to consolidated financial statements

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2002, 2001 and 2000

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

   3TEC Energy Corporation (the "Company") is engaged in the acquisition, development, production and exploration of oil and natural gas in the contiguous United States. The Company considers its business to be a single operating segment. Effective November 23, 1999, the Company acquired oil and natural gas properties and interests managed by Floyd Oil Company from a group of private sellers. Effective February 3, 2000, the Company acquired oil and natural gas properties through a merger with Magellan Exploration, LLC. Effective May 31, 2000, the Company acquired oil and natural gas properties from C.W. Resources, Inc. Effective November 15, 2000, the Company acquired oil and natural gas properties from H.G. Westerman and a group of private sellers. Effective January 30, 2001, the Company acquired oil and natural gas properties through the purchase of the stock of Classic Resources, Inc.

   On February 2, 2003, the Company entered into a definitive agreement with Plains Exploration & Production Company ("Plains") whereby Plains will acquire the Company for a combination of cash and stock. Under the terms of the agreement, the Company's shareholders will receive $8.50 in cash and 0.85 shares of Plains's Common Stock for each share of the Company's Common Stock, subject to certain adjustments if the average share price of Plains's Common Stock (as determined during a twenty-day trading period prior to closing) is less than $7.65 per share or greater than $12.35 per share. Although subject to shareholder approval and other customary closing conditions, the aforementioned transaction is expected to close during the second quarter of 2003.

  Significant Accounting Policies

   The Company's accounting policies reflect industry standards and conform to generally accepted accounting principles. The more significant of such policies are described below.

  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and Enex Resources Corporation ("Enex") which prior to December 31, 2001 was an 80% owned subsidiary. The equity of the minority interests in Enex is reflected in the consolidated financial statements as "minority interest". On
December 31, 2001, the Company acquired the remaining 20% of Enex pursuant to the merger of Enex into a wholly-owned subsidiary of the Company for cash consideration of $3.8 million. All significant intercompany balances and transactions have been eliminated in consolidation.

  Reclassifications

   Certain prior-year amounts have been reclassified to conform with current year presentation.

  Consolidated Statements of Cash Flows

   For the purpose of cash flows, the Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. Significant transactions may occur which do not directly affect cash

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000

balances and as such will not be disclosed in the Consolidated Statements of Cash Flows. Certain of such non-cash transactions are disclosed in the Consolidated Statements of Shareholders' Equity relating to shares issued as compensation, and shares issued for stock and debt of an acquired company.

  Oil and Gas Properties

   The Company follows the successful efforts method of accounting for oil and natural gas properties, and accordingly, capitalizes all direct costs incurred in connection with the acquisition, drilling and development of productive oil and natural gas properties. Costs associated with unsuccessful exploration are charged to expense currently. Geological and geophysical costs and costs of carrying and retaining unevaluated properties are charged to expense. Depreciation, depletion and amortization of capitalized costs are computed separately for each field based on the unit-of-production method using only proved oil and natural gas reserves. In arriving at such rates, commercially recoverable reserves have been estimated by an independent petroleum engineering firm. The Company reviews its undeveloped properties continually and charges them to expense on a property-by-property basis when it is determined that they have been condemned by dry holes, or have otherwise diminished in value. For the years ended December 31, 2002, 2001 and 2000, the Company recorded surrendered and expired acreage expense on its undeveloped properties of $0.9 million, $7.9 million and $-0-, respectively. Gains and losses are recorded on sales of interests in proved properties and on sales of entire interests in unproved properties. The Company realized losses on sales of properties of $0.2 million for the year ended December 31, 2002 and gains of $0.8 million for both years ended December 31, 2001 and 2000.

   Proved oil and natural gas reserves are the estimated quantities of oil, natural gas and natural gas liquids which are expected to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if economic productability is supported by either actual production or conclusive formation tests.

   The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. This review consists of a comparison of the carrying value of the asset to the asset's expected future undiscounted cash flows. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows, assuming escalated prices, are less than the carrying value of the asset, an impairment exists and is measured as the excess of the carrying value over the estimated fair value of the asset. The Company estimates discounted future net cash flows to determine fair value. Any impairment provisions recognized are permanent and may not be restored in the future. For the years ended December 31, 2002, 2001 and 2000, the Company's proved properties were assessed for impairment on an individual field basis and the Company recorded impairment provisions on certain producing properties of $5.6 million, $3.4 million, and $-0- respectively.

  Revenue Recognition of Production Imbalances

   Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes revenues based on the amount of oil and natural gas sold to purchasers on its behalf not-withstanding its ownership percentage. At December 31, 2002 and 2001, the Company's net imbalance position was immaterial.

  Hedging

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 2000, the FASB issued SFAS 138, Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts)

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000

be recorded in the balance sheet as either an asset or liability measured at its fair market value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133 effective January 1, 2001. Based upon the historical volatility of oil and gas commodity prices, the Company expects that SFAS 133 will increase volatility in the Company's earnings and other comprehensive income for periods where hedging activities are present.

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

   To qualify for cash flow hedge accounting, the cash flows from the hedging instrument must be highly effective in offsetting changes in cash flows due to changes in the underlying items being hedged. In addition, all hedging relationships must be designated, documented, and reassessed periodically. The Company's natural gas derivative instruments entered into during the periods presented were not designated as hedges at the time the instruments were executed. In accordance with provisions of SFAS 133, these instruments were marked-to-market through earnings at December 31, 2002 and 2001, resulting in a decrease to revenues of $6.6 million and an increase to revenues of $3.1 million during those annual periods, respectively.

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

   At December 31, 2002, 2001 and 2000, the Company had a weighted average of 2,442,929, 3,798,857 and 3,512,000 combined stock options, warrants and convertible preferred stock and notes outstanding included in the Company's fully diluted per share calculation, respectively.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000


   Basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 were determined as follows (in thousands):

                                                                         2002     2001    2000
                                                                      -------    ------- -------
Basic net income attributable to common shareholders................. $   614    $16,138 $30,176
Plus preferred stock dividends.......................................     -- (1)     710   1,488
Plus interest expense (net of tax) on subordinated convertible notes.      --        505      --
                                                                      -------    ------- -------
Fully diluted net income attributable to common shareholders......... $   614    $17,353 $31,664
                                                                      =======    ======= =======
Basic shares outstanding (weighted average shares)...................  16,533     15,170  10,383
Plus potentially dilutive securities:
..    Dilutive options and warrants applying treasury stock method....   1,688      2,052   1,390
..    Shares from conversion of subordinated convertible notes........                996   1,469
..    Shares from conversion of Series B preferred stock..............     127        132      91
..    Shares from conversion of Series D preferred stock..............      --        619     562
..    Non-vested restricted stock.....................................      14         --      --
                                                                      -------    ------- -------
Fully diluted shares outstanding (weighted average shares)...........  18,362     18,969  13,895
                                                                      =======    ======= =======

--------
(1) Preferred stock dividends in the amount of $738,000 were not included in the 2002 calculation as they were antidilutive.

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

  Stock Compensation

   Stock-based employee compensation is accounted for under the intrinsic value method of Accounting Principles Bulleting No. 25 "Accounting for Stock Issued to Employees." For the years ending December 31, 2002, 2001 and 2000, the exercise price of the options granted is equal to the quoted market price of the Company's stock at the grant date, and therefore, no compensation costs have been recognized for its stock option plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant date for stock options granted for the years ending December 31, 2002, 2001 and 2000, the Company's net income and income per share would have been adjusted to the pro forma amounts listed below (in thousands, except per share amounts):

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                          December 31, 2002 and 2001


                                                                             December 31,
                                                                      -------------------------
                                                                        2002     2001     2000
                                                                      -------  -------  -------
Net Income attributable to Common Stockholders
   As Reported....................................................... $   614  $16,138  $30,176
   Add: Stock-based employee compensation expense included and
     reported in net income, net of tax..............................     530       --       --
   Less: Total stock-based employee compensation expense
     determined under fair value based methods for all awards net of related tax effects.............................................  (3,098)  (2,691)  (8,287)
   Pro Forma......................................................... $(1,954) $13,447  $21,889
Net Income per common share, basic
   As Reported....................................................... $  0.04  $  1.06  $  2.91
   Pro Forma......................................................... $  0.04  $  0.89  $  2.11
Net Income per common share, diluted
   As Reported....................................................... $  0.03  $  0.91  $  2.28
   Pro Forma......................................................... $  0.03  $  0.77  $  1.58

   The fair value of grants was estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used in 2002, 2001 and 2000, respectively: risk free interest rates of 4.30%, 3.96% and 6.48%, expected volatility of 65%, 69% and 72%, no dividend yield, and an expected life of the option of 3 years in 2002, 2001 and 2000. The weighted average fair value of stock options granted in 2002, 2001 and 2000 was $6.33, $7.02 and $5.72 per share, respectively.

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

  Concentrations of Credit Risk

   Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash investments with high credit qualified financial institutions. Risk with respect to receivables is concentrated primarily in the current production revenue receivable from multiple oil and natural gas purchasers, and is typical in the industry. Concentrations within the industry have the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customer base may be similarly affected by changes in economic, industry or other conditions. For 2002, Superior Natural Gas Corporation, Conoco Inc. and Wagner & Brown, Ltd. accounted for approximately 15%, 14% and 11% of total oil and gas sales, respectively. Calpine Producer Services, L.P. (formerly Highland Energy Company) and Wagner & Brown, Ltd. accounted for approximately 22% and 19% of total oil and natural gas sales, respectively, for the year ended December 31, 2001. No single customer accounted for greater than 10% of the Company's total oil and natural gas sales for the year ended December 31, 2000.

  Use of Estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000


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

   In August, 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company adopted SFAS No. 143 as of January 1, 2003. Upon adoption of this statement, the Company expects to record a cumulative effect accounting adjustment of between $0.1 million and $1.0 million, net of deferred tax expense of between $0.03 million and $0.5 million. Additionally, the Company expects to establish a liability for asset retirement obligations of between $4.0 million and $6.0 million, a corresponding increase in property, plant and equipment of between $3.0 million and $5.0 million and a decrease in accumulated DD&A of between $0.1 million and $1.0 million in the Company's balance sheets.

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000

SFAS No. 146 applies to costs incurred in an "exit activity," which includes, but is not limited to, a restructuring, or a "disposal activity" covered by SFAS No. 144. SFAS No. 146 will be effective for the Company in January 2003.

   In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" was issued. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees". We have and will continue to account for stock-based compensation in accordance with the provisions of APB No. 25.

   During 2002, the FASB issued two interpretations: FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and FIN 46 "Consolidation of Variable Interest Entities". There was no current impact of FIN 45 or FIN 46 on the Company's financial position or results of operations.

(2)  ACQUISITIONS AND DIVESTITURES

   On January 30, 2001, the Company acquired 100% of the issued and outstanding stock of Classic Resources Inc. (the "Classic Acquisition") for cash consideration of approximately $53.5 million plus other acquisition costs. The operating results of the Classic Acquisition have been included in the consolidated financial statements since that date. Classic was a privately-held exploration and production company with properties located in East Texas. The Company's estimate of total net proved reserves at the time of the acquisition for Classic's oil and gas properties was 47 Bcfe and net daily production of approximately 11 Mmcfe. The Company financed the acquisition under its existing Credit Facility. The purchase price of the Classic Acquisition was allocated principally to proved properties, with additional amounts allocated to working capital related to amounts recorded for production related receivables and payables in existence and accrued for at January 30, 2001.

   On May 31, 2000, we completed the acquisition of the CWR Properties (the "CWR Acquisition") located in East Texas for cash consideration of approximately $51.7 million. Operating results from this acquisition are included in the Company's consolidated financial statements beginning June 1, 2000. The CWR Acquisition was financed under our existing Credit Facility, which we amended prior to closing the acquisition. The total purchase price was allocated principally to oil and natural gas properties using the purchase method of accounting.

   On February 3, 2000, we completed the acquisition of Magellan Exploration LLC (the "Magellan Acquisition"), from certain affiliates of EnCap Investments L.L.C. ("EnCap"), a Delaware limited liability company and an investor in W/E LLC, and other third parties for consideration consisting of (a) 1,085,934 shares of common stock, (b) four-year warrants to purchase up to 333,333 shares of common stock at $30.00 per share, (c) 617,009 shares of 5% Series D Convertible Preferred Stock with a redemption value of $24.00 per share and (d) the assignment of a performance based "back-in" working interest of 5% of Magellan's interest in 12 exploration prospects. The total purchase price of approximately $19 million was allocated principally to proved undeveloped oil and natural gas properties using the purchase method of accounting.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000


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

                                                      Pro Forma         Pro Forma
                                                     Year Ended        Year Ended
                                                  December 31, 2001 December 31, 2000
                                                  ----------------- -----------------
                                                     (unaudited)       (unaudited)
Total revenues...................................     $120,008          $120,662
Net income attributable to common stockholders...       13,958            24,266
Net income per basic share attributable to common
  stockholders...................................     $   0.92          $   2.34

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

(4)  RELATED PARTY TRANSACTIONS

   David B. Miller and D. Martin Phillips, directors of the Company, are managing directors of EnCap, which was the controlling person of W/E LLC. Floyd
C. Wilson, Chairman and Chief Executive Officer of the Company, was also a member of W/E LLC. Gary R. Christopher, a shareholder and director of the Company until December 31, 2001, is employed by Kaiser-Francis Oil Co., which owns approximately 7% of the common stock of the Company as of December 31, 2002.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000


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

   The Company has a $250 million credit facility (the "Credit Facility") with Bank One, NA, as administrative agent, Bank of Montreal, as syndication agent, and Union Bank of California, N.A., Wells Fargo Bank Texas, N.A., CIBC, Inc., Comerica Bank, Fleet National Bank and The Bank of Nova Scotia as participating lenders. The borrowing base is redetermined semi-annually and as of December 31, 2002, was $160 million. In addition, the Company is a party to certain derivative contracts that Bank One, NA is the counterparty to. These derivative contracts cover a portion of the Company's anticipated natural gas and oil production for 2003 and 2004. Larry L. Helm, a director of the Company, is responsible for the nationwide Middle Market Banking Group of Bank One Corporation.

(5)  LONG-TERM DEBT

   Long-term debt at December 31, 2002 and 2001, consisted of the following (in thousands):

                                                       2002     2001
                                                      ------- --------
          $250 million Credit Facility............... $99,000 $108,000
          Less current maturities....................      --       --
                                                      ------- --------
          Long-term debt excluding current maturities $99,000 $108,000
                                                      ======= ========

   The Company's Credit Facility is with Bank One, NA as agent and seven other banks. The Credit Facility as amended, matures August 31, 2004. As of December 31, 2002, the borrowing base was $160 million. The borrowing base is to be redetermined semi-annually on May 1 and November 1 and provides for interest as revised under the Credit Facility to accrue at a rate calculated at the Company's option as either the bank's prime rate plus a low of zero to a high of 37.5 basis points or LIBOR plus basis points increasing from a low of 150 to a high of 200 as loans outstanding increase as a percentage of the borrowing base. As of December 31, 2002, the Company was paying an average of 2.99% per annum interest on the principal balance of $99 million under the Credit Facility. Prior to maturity, no payments of principal are required so long as the borrowing base exceeds the loan balance. The borrowings under the Credit Facility are secured by substantially all of the Company's oil and natural gas properties. At December 31, 2002, the amount available to be borrowed under the Credit Facility was approximately $61 million.

   The Credit Facility is governed by various financial and other covenants, including requirements to maintain a current ratio of one to one (1:1), and an interest rate coverage ratio of 2.5 to 1. Additionally, limitations on asset dispositions, declaration and payment of cash dividends and the entering into hedge transactions without the bank's consent are included. Aggregate amounts of expected required repayments of long term debt at December 31, 2002 are as follows (in thousands):

                               2002...... $    --
                               2003......      --
                               2004......  99,000
                               Thereafter      --
                                          -------
                                  Total.. $99,000
                                          =======

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000


(6)  SENIOR SUBORDINATED CONVERTIBLE NOTES

   On August 27, 1999, senior subordinated convertible promissory notes (the "Senior Subordinated Notes") were sold to W/E LLC and affiliates of Alvin V. Shoemaker ("Shoemaker"), a former director and significant shareholder, for $10.7 million and $0.2 million, respectively. On October 19, 1999, $2.4 million of Senior Subordinated Notes were sold to The Prudential Insurance Company of America ("Prudential"). The Senior Subordinated Notes bore interest at an annual rate of 9%. Interest was payable beginning on December 31, 1999, every March 31, June 30, September 30 and December 31, until maturity on August 27, 2004. The Company could defer payment of fifty percent (50%) of the first eight quarterly interest payments. The Senior Subordinated Notes could be prepaid, without premium or penalty, in whole or in part, at any time after August 27, 2001. The holders of the Senior Subordinated Notes could convert all or any portion of outstanding principal and accrued interest at any time into shares of Company common stock at a conversion price of $9.00 per common share, a total of 1,469,316 common shares. The conversion price could be adjusted from time to time based on the occurrence of certain events. In the event of a change in control, the entire outstanding principal balance and all accrued but unpaid interest would be immediately due and payable.

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

   During the fourth quarter of 2001, the Company received notice of an election by Prudential to convert approximately $2.4 million of Senior Subordinated Notes. The conversion resulted in the retirement of $2.4 million in senior subordinated debt and the issuance of an additional 265,013 shares of common stock of the Company.

(7)  INCOME TAXES

   The components of income tax expense for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in thousands):

                   2002                   2001                   2000
           --------------------  ---------------------- ----------------------
           Federal State  Total  Federal State   Total  Federal State   Total
           ------- -----  -----  ------- ------ ------- ------- ------ -------
 Current..  $ 438  $ 179  $ 617  $1,143  $  479 $ 1,622 $ 6,120 $1,842 $ 7,962
 Deferred.   (427)  (146)  (573)  7,582   1,436   9,018   6,224    256   6,480
            -----  -----  -----  ------  ------ ------- ------- ------ -------
    Total.  $  11  $  33  $  44  $8,725  $1,915 $10,640 $12,344 $2,098 $14,442
            =====  =====  =====  ======  ====== ======= ======= ====== =======

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000


   The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes is as follows (in thousands):

                                                       December 31,
                                                 -----------------------
                                                  2002    2001     2000
                                                 -----  -------  -------
      Income tax provision at statutory rate.... $ 489  $ 9,800  $16,137
      State income taxes, net of federal benefit    70    1,224    1,364
      Decrease in valuation allowance...........    --       --   (2,523)
      Utilization of Sec. 29 tax credits........  (500)    (500)    (400)
      Other.....................................   (15)     116     (136)
                                                 -----  -------  -------
         Total.................................. $  44  $10,640  $14,442
                                                 =====  =======  =======

   The Company's net deferred tax liability at December 31, 2002 and 2001 is as follows (in thousands):

                                                         2002     2001     2000
                                                       -------  -------  -------
Deferred tax liability
   Basis difference in oil and natural gas properties. $45,709  $47,563  $ 9,547
                                                       -------  -------  -------
Deferred tax asset
   NOL carryforward...................................  (3,868)  (5,237)  (5,812)
   AMT tax credit carryforward........................  (4,367)    (327)     (36)
   Other..............................................    (408)    (430)    (495)
                                                       -------  -------  -------
                                                        (4,712)  (5,994)  (6,343)
   Valuation allowance................................   3,566    3,566    3,566
                                                       -------  -------  -------
Net deferred tax liability............................ $44,563  $45,135  $ 6,770
                                                       =======  =======  =======

   In connection with the Classic Acquisition, the Company recorded $29.3 million in deferred taxes for the future tax impact of the difference between the allocated book basis and the historical tax basis of the Classic Properties.

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible and the
Section 382 limitation discussed below, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002, 2001 and 2000. The net change in the total valuation allowance for the years ended December 31, 2002, 2001 and 2000 was $-0-, $-0- and $2.5 million and the amount remaining at December 31, 2002 is $3.6 million.

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000


   As of December 31, 2002, the Company had net operating loss carryforwards of approximately $11.1 million, expiring beginning in 2009 through 2019.

(8)  RETIREMENT PLAN AND EMPLOYEE INCENTIVE PLAN

   All of the employees of the Company are eligible to participate in a defined contribution plan that provides for the maximum employee contributions permissible under the Internal Revenue Code and discretionary Company contributions. Company contributions made to the plan for the years ending December 31, 2002, 2001 and 2000 were $365,172, $462,763 and $135,225, respectively.

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

   A summary of the status of the Company's plans as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates is presented below:

                                                              Average Exercise
                                                     Shares   Price Per Share
                                                   ---------  ----------------
  Options outstanding at January 1, 2000..........   335,922       $15.00
     Granted in 2000.............................. 2,898,500       $11.07
     Exercised in 2000............................   (95,190)      $ 6.83
     Forfeited in 2000............................  (248,160)      $16.39
                                                   ---------       ------
  Options outstanding at January 1, 2001           2,891,072       $11.15
     Granted in 2001..............................   502,835       $14.67
     Exercised in 2001............................   (81,682)      $ 9.12
     Forfeited in 2001............................   (36,729)      $18.53
                                                   ---------       ------
  Options outstanding at January 1, 2002.......... 3,275,496       $11.66
     Granted in 2002..............................   269,500       $13.71
     Exercised in 2002............................   (58,817)      $10.54
     Forfeited in 2002............................   (14,833)      $16.50
                                                   ---------       ------
  Options outstanding at December 31, 2002........ 3,471,346       $11.82
  Options outstanding at December 31, 2001........ 3,275,496       $11.66
  Options outstanding at December 31, 2000........ 2,891,072       $11.15
  Options exercisable at December 31, 2002........ 2,605,528       $11.49
  Options exercisable at December 31, 2001........ 2,058,765       $11.45
  Options exercisable at December 31, 2000........ 1,442,995       $11.16
  Options available for grant at December 31, 2002   757,360
  Options available for grant at December 31, 2001 1,012,527
  Options available for grant at December 31, 2000   275,298

--------
   At December 31, 2002, the range of exercise prices and weighted average remaining contractual life of options outstanding was $4.50 to $18.56 and 7.9 years, respectively.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000


   Warrants to purchase 1,216,822 shares and 266,226 shares of common stock at $3.00 per share, which were issued on August 27, 1999 and October 19, 1999, respectively, and warrants to purchase 333,333 shares of common stock at $30.00 per share, which were issued on February 3, 2000, are excluded from the table above because the warrants were issued in conjunction with the sales of stock and are not stock-based compensation. During 2002, no warrants were exercised.

(10)  STOCKHOLDERS' EQUITY

  Preferred Stock--Series B

   In connection with the merger with Shore Oil Company, effective June 30, 1997, the Company issued 266,667 shares of Series B Preferred Stock ("Series B"). The Series B is nonvoting and pays no dividends. The Series B has a liquidation value of $7.50 per share. During the first quarter of 2002, 58,762 shares of Series B were converted into 34,065 shares of Company Common Stock ("Common"). On December 31, 2002, the remaining 207,905 Series B shares were converted into 152,165 shares of Common. The conversion calculation was calculated as 88,889 shares plus the result of multiplying (i) (the value of approximately 40,000 net mineral acres owned by the Company in South Louisiana (the "Mineral Acres") minus $2,000,000) divided by $8,000,000 times (ii) 355,555.

  Preferred Stock--Series C

   On August 31, 2000, the Company sent notices to the holders of its Series C Preferred Stock (the "Series C") advising that the Series C would be redeemed on September 30, 2000. The Series C had a redemption price of $5.00 per share and the holders had the right to convert their Series C shares into Company common stock at a ratio of one share of common for three shares of Series C prior to September 30, 2000. A total of 2,101,827 shares of the Series C were outstanding on September 30, 2000 with 1,293,521 (62%) held by the Company's then 80% owned subsidiary, Enex. 109,580 Series C shares were converted to 36,527 shares of common stock and approximately 1,992,247 Series C shares were redeemed. On a consolidated basis, the Company's initial liability for the Series C redemption was approximately $4.8 million. As a result of the Series C redemption, the Company recognized a charge to dividend expense in 2000 of $498,706. At December 31, 2002, the remaining liability was $1.3 million.

  Preferred Stock--Series D

   On February 3, 2000, we completed the Magellan Acquisition, from certain affiliates of EnCap and an investor in W/E LLC, and other third parties for consideration consisting of (a) 1,085,934 shares of common stock, (b) four-year warrants to purchase up to 333,333 shares of common stock at $30.00 per share,
(c) 617,009 shares of 5% Series D Convertible Preferred Stock with a redemption value of $24.00 per share and (d) the assignment of a performance based "back-in" working interest of 5% of Magellan's interest in 12 exploration prospects. The total purchase price of approximately $19 million was allocated principally to proved undeveloped oil and natural gas properties. During 2002, 857 shares of the Series D were converted to common stock.

  Common Stock

   On June 30, 2000, the Company completed its public offering of 8.05 million shares of the Company's common stock (priced at $9.00 per share). The net proceeds, approximately $66.6 million, were used primarily to repay a portion of the outstanding debt under the then existing Credit Facility.

   On January 14, 2000, the Company's stockholders voted to affect a one-for-three reverse split of the Company's common stock for the stockholders of record on December 9, 1999. The par value of these shares

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000

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

   The warrants issued to W/E LLC, Shoemaker and Prudential are exercisable for $3.00 per share and expire five years from the issue date. Sixty percent of the warrants were immediately exercisable, in whole or in part at any time until the expiration date. An additional 10% of the warrants may be exercised at each anniversary of the grant date until expiration. At December 31, 2001, 1,200,000 warrants were exercisable. As a result of the conversion of the entire principal balance of the Senior Subordinated Notes during 2001, all of the warrants became immediately exercisable. During 2002, no warrants were exercised.

   On February 3, 2000, the Company completed the acquisition of Magellan Exploration, LLC ("Magellan"), from certain affiliates of EnCap and other third parties for consideration consisting of (a) 1,085,934 shares of Company common stock, (b) four year warrants to purchase up to 333,333 shares of common stock at $30.00 per share, (c) 617,008 shares of 5% Series D Convertible Preferred Stock with a redemption value of $24.00 per share and (d) the assignment of performance based "back-in" working interest of 5% of Magellan's interest in 12 exploration prospects. During 2002, no warrants were exercised. At December 31, 2002, 333,333 warrants were exercisable.

  Restricted Stock

   During May 2002, the Company issued 95,000 shares of restricted stock to certain members of the Company's management valued at $1.6 million. During the year ended December 31, 2002, the Company recognized approximately $0.8 million as restricted stock compensation expense and will recognize the remaining $0.8 million over the remaining service and vesting periods of two years. Of the 95,000 shares that were issued, 10,832 shares had vested and were outstanding as of December 31, 2002. The remaining shares will vest either over a two-year period, when the Company's stock price meets a certain price target or when there is a change of control, as defined by the plan documents.

(11)  COMMITMENTS AND CONTINGENCIES

   On November 18, 1999, the Company's shareholders approved a reincorporation of the Company from Alabama to Delaware (See Note 1). The Alabama Code has a shareholder dissent provision that allows a shareholder to dissent from the reincorporation and demand cash payment equal to the fair value of the common stock owned at the date of the reincorporation. Before the November 18, 1999 meeting, the Company received shareholder dissents representing ownership of 99,438 shares of common stock. Over the period December 15,

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000

1999 to January 25, 2000, the Company received formal demands for payment from the dissenting shareholders (the "dissenters"). At December 31, 1999 the Company had accrued the estimated cash payment to the dissenters of approximately $1.1 million. The Company made an offer to the dissenters on March 14, 2000 and the dissenters made a counteroffer in late March. On May 26, 2000, the Company agreed to a settlement with the dissenters for them to surrender 62,549 shares of common stock for a total of $980,800, including interest. The settlement closed on June 30, 2000 and the shares are held by the Company as treasury stock. A shareholder holding 36,889 shares of common stock agreed to withdraw his dissent.

   On October 7, 1994, J.B. Hanks Co., Inc. ("Hanks") filed litigation in the 21st Judicial District, Parish of Livingston, State of Louisiana against Shore Oil Company ("Shore"), which merged with Middle Bay on June 30, 1997, seeking specific performance of a July, 1994 Agreement of Purchase and Sale (the "Agreement"). On the same date, Shore filed suit against Hanks in the 129th Judicial District, County of Harris, State of Texas also seeking specific performance of the Agreement. Hanks alleges that Shore failed to comply with the Agreement inasmuch as Hanks contended that royalties on certain of the oil and gas leases had not been properly paid. The petition alleges that at the time of the contemplated transaction, Shore was in an overproduced position with respect to the taking of gas on the allegedly affected oil and gas leases and that instead of Shore paying royalties based on actual production, royalties were paid based on entitlements. Despite having received no demand from the particular lessors, Hanks claimed that Shore was in violation of the oil and gas leases; an assertion that Shore denies. On November 15, 1994, the parties entered into a standstill agreement which dismissed both actions. Nearly two (2) years after the dismissal Hanks informed Shore that the royalty problems alleged by Hanks had been cured by the passage of time and that Hanks was therefore prepared to purchase the property in accordance with the Agreement. Shore refused to comply. Both parties again filed suit. The Louisiana litigation was removed to Federal District Court where the matter will be decided. In October 2002, the parties attempted to mediate their dispute. A settlement was not reached. The Company intends to vigorously pursue the defense of this matter. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

   The Company has commitments for operating leases (primarily for office space in Houston, Texas). Rental expense for office space was $1,135,485 in 2002 and $670,842 in 2001. Future minimum lease commitments at December 31, 2002 are $1,255,546 in 2003; $1,285,412 in 2004; $884,171 in 2005; $847,822 in 2006; and
$1,769,192 in years thereafter.

(12)  FINANCIAL INSTRUMENTS

  Oil and Natural Gas Derivatives

   During February 2002, the Company unwound the floor portion of the April through October 2002 collar for net proceeds of approximately $5.8 million ($0.48/Mmbtu), and then re-swapped the 56,000 Mmbtu of daily natural gas production for the same period at $2.56/Mmbtu. Also during February 2002, the Company put in place a collar on 20,000 Mmbtu of daily gas production from November 2002 to March 2003 with a floor of $3.20/Mmbtu and a weighted average ceiling of $3.53/Mmbtu.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000


   The following table details the Company's derivative contract positions which were in place at December 31, 2002, which had a fair value liability of $3.5 million at that date.

              Natural Gas Derivatives
              -----------------------
                                       Mmbtu    Total        NYMEX
                      Period          Per Day   Mmbtu   Type Price
                      ------          ------- --------- ---- -----
              January 2003-March 2003 20,000  3,020,000  Put $3.20
              January 2003-March 2003 10,000  1,510,000 Call $3.40
              January 2003-March 2003 20,000  3,020,000 Call $3.60

   Through December 31, 2002, the Company has paid net cash settlements of approximately $11.4 million related to its derivative activities. The $5.8 million gain from the sale of the put floor and the $11.4 million of net cash paid for settlements on the derivative activities have been included in the statement of operations as loss on derivative settlements.

  Counterparty Risk

   The Company's counterparties to the derivative contracts open at December 31, 2002 are Bank One, NA and Bank of Montreal, both commercial banks who are also participants in the Company's Credit Facility. We feel the credit worthiness of our current counterparties is sound and do not anticipate any non-performance of contractual obligations.

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000


(13)  QUARTERLY FINANCIAL DATA (Unaudited)

   The following unaudited summarized quarterly financial data is presented in thousands, except per share data.

                                                            2002
                                            ------------------------------------
                                            1st Qtr.  2nd Qtr. 3rd Qtr. 4th Qtr.
                                            --------  -------- -------- --------
Total Revenues............................. $  3,589  $31,820  $23,887  $ 31,806
Operating Income (loss)....................  (14,179)   8,651    3,732     3,193
Net Income (loss)..........................   (8,648)   5,277    2,277     2,447
Net Income (loss) per share (fully diluted) $  (0.54) $  0.27  $  0.12  $   0.12

                                                            2001
                                            ------------------------------------
                                            1st Qtr.  2nd Qtr. 3rd Qtr. 4th Qtr.
                                            --------  -------- -------- --------
Total Revenues............................. $ 44,296  $39,879  $17,530  $ 19,269
Operating Income (loss)....................   26,294   21,495     (766)  (19,024)
Net Income (loss)..........................   16,177   13,209     (915)  (11,623)
Net Income (loss) per share (fully diluted) $   0.86  $  0.70  $ (0.07) $  (0.72)

                                                            2000
                                            ------------------------------------
                                            1st Qtr.  2nd Qtr. 3rd Qtr. 4th Qtr.
                                            --------  -------- -------- --------
Total Revenues............................. $ 17,609  $21,986  $26,893  $ 37,273
Operating Income...........................    4,764    7,505   13,852    20,290
Net Income.................................    3,116    4,914    9,085    14,549
Net Income per share (fully diluted)....... $   0.35  $  0.50  $  0.50  $   0.93

   The financial results of the Company have been restated for the first and second quarters of 2001. The changes reflect adjustments to oil and natural gas production and revenues as a result of the Company's overaccrual of revenue related to these quarters. The impact of the adjustments decreased the previously reported amounts as follows (in thousands):

                                                        2001
                                                  -----------------
                                                  1st Qtr. 2nd Qtr.
                                                  -------- --------
            Total Revenues.......................  $4,345   $3,494
            Cost and operating expenses..........     693      961
            Operating Income.....................   3,652    2,533
            Net Income...........................   2,272    1,571
            Net Income per share, (fully-diluted)    0.12     0.08

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000


(14)  SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION (UNAUDITED)

  Capitalized Costs and Costs Incurred

   The following tables present the capitalized costs related to oil and natural gas producing activities and the related depreciation, depletion, amortization and impairment as of December 31, 2002 and 2001 and costs incurred in oil and natural gas property acquisition, exploration and development activities (in thousands) for the years ended December 31, 2002, 2001 and 2000.

                                                                        2002      2001      2000
                                                                     ---------  --------  --------
Capitalized Costs
   Proved properties................................................ $ 421,512  $374,449  $263,801
   Nonproducing leasehold...........................................    14,079    10,974     6,477
   Accumulated depreciation, depletion, amortization and impairment.  (111,238)  (70,299)  (54,260)
                                                                     ---------  --------  --------
       Net capitalized costs........................................ $ 324,353  $315,124  $216,018
                                                                     =========  ========  ========
Costs Incurred
   Proved properties................................................ $     302  $ 75,766  $ 79,770
   Unproved properties..............................................        --     8,560        95
   Exploration costs................................................    21,531    11,059       695
   Development costs................................................    37,510    62,668    25,346
                                                                     ---------  --------  --------
       Total........................................................ $  59,343  $158,053  $105,906
                                                                     =========  ========  ========
Depletion, depreciation, amortization and impairment................ $  42,943  $ 32,982  $ 18,459
                                                                     =========  ========  ========

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000


   The Company retains independent engineering firms to provide year-end estimates of the Company's future net recoverable oil, natural gas and natural gas liquids reserves. In 2002, 2001 and 2000, such estimates were prepared by Ryder Scott Company. The reserve information was prepared in accordance with guidelines established by the Securities and Exchange Commission.

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

   Net quantities of proved developed and undeveloped reserves of oil, including condensate and natural gas liquids, for the years ended December 31, 2002 and 2001 are summarized as follows:

                                           2002                2001                2000
                                    ------------------  ------------------  ------------------
                                       Oil       Gas       Oil       Gas       Oil       Gas
                                    (MBbls)(1)  (MMcf)  (MBbls)(1)  (MMcf)  (MBbls)(1)  (MMcf)
                                    ---------- -------  ---------- -------  ---------- -------
Proved Reserves
   Beginning of year...............   5,337    231,266    10,672   237,693     9,835   159,699
   Purchases of reserves in place..       6      2,282       211    33,712     1,981    85,437
   Extensions and discoveries......     738     21,066       308    11,547        51     2,699
   Revisions of previous estimates.   1,056     30,189    (1,520)  (18,822)      659     8,698
   Sales of reserves in place......    (101)      (130)   (3,382)  (10,512)     (715)   (1,076)
   Production for the year.........    (828)   (25,647)     (952)  (22,352)   (1,139)  (17,764)
                                      -----    -------    ------   -------    ------   -------
       End of year.................   6,208    259,026     5,337   231,266    10,672   237,693
                                      =====    =======    ======   =======    ======   =======
Proved Developed Reserves
   Beginning of year...............   4,705    175,659     9,895   177,252     9,358   122,914
                                      =====    =======    ======   =======    ======   =======
   End of year.....................   5,546    205,301     4,705   175,659     9,895   177,252
                                      =====    =======    ======   =======    ======   =======

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

                   3TEC ENERGY CORPORATION AND SUBSIDIARIES

                       December 31, 2002, 2001 and 2000


   The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2002, 2001 and 2000 are summarized as follows (in thousands):

                                                            2002        2001       2000
                                                         ----------  ---------  ----------
Future cash inflows..................................... $1,285,657  $ 628,537  $2,349,534
Future production costs.................................   (284,860)  (188,783)   (301,344)
Future development costs................................    (53,127)   (54,418)    (51,359)
Future income tax expenses..............................   (277,372)   (58,051)   (676,227)
                                                         ----------  ---------  ----------
Future net cash flows...................................    670,298    327,285   1,320,604
10% discount to reflect timing of cash flows............   (320,858)  (145,686)   (627,930)
                                                         ----------  ---------  ----------
Standardized measure of discounted future net cash flows $  349,440  $ 181,599  $  692,674
                                                         ==========  =========  ==========

   3TEC anticipates spending $30.3 million in 2003, $12.2 million in 2004 and $5.5 million in 2005 to develop its proved undeveloped reserves.

   The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                   2002       2001       2000
                                                                ---------  ---------  ---------
Sales of oil and natural gas, net of production cost........... $(102,120) $ (89,410) $ (78,969)
Net changes in prices and production cost......................   244,957   (765,134)   467,920
Changes in estimated future development costs..................       810     (2,699)   (25,849)
Previously estimated development costs incurred during the year    15,364     15,591      5,102
Extensions and discoveries.....................................    77,849     11,388     15,393
Purchases of reserves..........................................     2,514     26,461    397,280
Sales of reserves..............................................    (1,503)   (22,682)    (8,789)
Revisions of previous quantity estimates.......................    62,484    (24,809)    39,442
Net change in income taxes.....................................  (130,153)   322,700   (304,816)
Accretion of discount..........................................    21,235    104,736     19,843
Changes in production rates (timing) and other.................   (23,596)   (87,217)    17,376
                                                                ---------  ---------  ---------
Change for year................................................ $ 167,841  $(511,075) $ 543,933
                                                                =========  =========  =========

   The period end prices of oil and natural gas at December 31, 2002, 2001 and 2000, used in the above table were $31.20, $19.84 and $25.31 per barrel of oil and $4.79, $2.57 and $9.40 per thousand cubic feet of natural gas, respectively.